Form 10-K/A
period 1995-12-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 1999-01-22
CIK 913496

FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

                                       OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-26048


                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 1

State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

California                                                   33-0563307

WNC HOUSING TAX CREDIT FUND IV, L.P., Series 1
3158 Redhill Avenue, Suite 120, Costa Mesa, CA  92626
(714) 662-5565

Securities registered pursuant to Section 12(b) of the Act:

Title of Securities                                Exchanges on which Registered

None                                                   N/A

Securities registered pursuant to section 12(g) of the Act:

UNITS OF LIMITED PARTNERSHIP INTEREST                  N/A


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____ Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x



                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None

ITEM 6.  SELECTED FINANCIAL DATA



                                                                 May 4, 1993
                   Year ended                                   (inception)To
                   December 31, 1995      December 31,1994    December 31, 1993
                   -----------------      ----------------    -----------------

Revenues                     $68,682         $        8           $           0

Partnership operating
expenses                      86,499             67,946                  11,634

Equity in loss of
Local Partnerships          (727,986)          (413,316)                (     0)
                            --------           --------                 -------

Net loss                  $ (745,803)      $   (396,001)              $ (11,634)
                           =========          =========               =========

Net loss per Limited
Partnership Interest         $(73.83)          $ (50.35)            (a) $(23.55)
                             =======            =======                 =======

Total assets             $ 8,355,140       $ 10,391,250             $ 2,389,712
                           =========         ==========               =========

Net investment in
Local Partnerships        $ 6,928,034        $ 7,852,303              $  355,087
                           =========         ==========                ========

Capital contributions payable
to Local Partnerships       $799,745        $ 2,289,218              $  125,263
                             =======          =========                ========
Accrued fees and expenses
due to affiliates           $ 65,438           $ 75,820              $1,229,220
                              ======             ======               =========

(a) Limited Partners were not admitted to the Partnership until January 1994.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $696,900 for the period ended December 31, 1995. This decrease in cash consists of cash (used by) and provided by the Partnership's operating, investing activities and financing activities of approximately $55,400, $(914,800) and $162,500, respectively. Cash used by investing activities consisted primarily of capital contributions to Local Limited Partnerships of approximately $1,317,000, and payment of capitalized costs totaling approximately $7,100. Cash provided by investing activities consisted of a the collection of loans receivable and advances of approximately $409,300. Cash used by financing activities consisted of advances to General Partner and affiliates of approximately $47,000 and cash provided by consisted of capital contributions from partners and offering expense adjustments of $145,000 and 64,500, respectively. Cash provided by and used by the operating activities of the Partnership was minimal compared to its other activities. Cash provided by operating activities consisted primarily of interest received on cash deposits, and cash used in operating activities consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net increase in cash and cash equivalents of approximately $2,106,700 for the period ended December 31, 1994. This increase in cash was provided by the Partnership's operating and financing activities, including the proceeds from the offering. Cash from financing activities for the period of approximately $7,113,635 was sufficient to fund the investing activities of the Partnership in the aggregate amount of approximately $5,053,500, which consisted primarily of capital contributions to Local Limited Partnerships of approximately $4,972,300, less loans repaid by Local Limited Partnerships and acquisition costs and fees of approximately $760,400. Cash provided by and used by the operating activities of the Partnership was minimal compared to its other activities. Cash provided by operating activities consisted primarily of interest received on cash deposits, and cash used in operating activities consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

The Partnership is indebted to WNC & Associates,  Inc., at December 31, 1995 and
December  31,  1994  in  the  amount  of  approximately   $65,400  and  $75,800,
respectively. The component items of such indebtedness are as follows:

                                                  1995                    1994
                                                  ----                    ----

Advances to pay acquisition fees                                       $31,700
Advances due to (from) affiliate made for
  acquisition costs, organizational, offering
  and selling expenses                          (1,200)                 14,100
Asset management fees                           66,600                  30,000
                                                ------                  ------
   Total                                       $65,400                 $76,800
                                               =======                 =======


As of December 31, 1995, the Partnership has received approximately $10,000,000 from the sale of Units. Approximately $8,116,000 (81%) of which has been committed to the purchase price and acquisition fees and costs of investments in 20 Local Limited Partnership Interests. The Partnership had made capital contributions to Local Limited Partnerships in the amount of approximately $6,477,000 as of December 31, 1995.

Prior to sale of the Apartment Complexes, it is not expected that any of the Local Limited Partnerships in which the Partnership has invested or will invest will generate cash sufficient to provide distributions to the Partnership of any material amount. Distributions to the Partnership would first by used to meet operating expenses of the Partnership, including the payment of the asset management fee to the General Partner. See Item 11 hereof. As a result, it is not anticipated that the Partnership will provide distributions to the Limited Partners prior to the sale of the Apartment Complexes, if ever.

The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Limited Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. Nevertheless, the General Partner anticipates that capital raised from the sale of the Units is sufficient to fund the Partnership's operations.

The Partnership has established working capital reserves of at least 3% of capital contributions, an amount which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the Limited Partners and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the Local Limited Partnerships for such purposes or to replenish or increase working capital reserves.

Under its Partnership Agreement the Partnership does not have the ability to assess its partners for additional capital contributions to provide capital if needed by the Partnership or Local Limited Partnerships. Accordingly, if circumstances arise that cause the Local Limited Partnerships to require capital in addition to that contributed by the Partnership and any equity of the Local General Partners, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available, if, as expected, the Apartment Complexes owned by the Local Limited Partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the Local General Partners, (iii) other equity sources (which could adversely affect the Partnership's interest in Low Income Housing Credits, cash flow and/or proceeds of sale or refinancing of the Apartment Complexes and result in adverse tax consequences to the Limited Partners), or (iv) the sale or disposition of the Apartment Complexes (which could have the same adverse effects as discussed in (iii) above). There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirement of the Local Limited Partnerships in question. If such funds are not available, the Local Limited Partnerships would risk foreclosure on their Apartment Complexes if they were unable to renegotiate the terms of their first mortgages and any other debt secured by the Apartment Complexes to the extent the capital requirements of the Local Limited Partnerships relate to such debt.


The Partnership's capital needs and resources are expected to undergo major changes during their first several years of operations as a result of the completion of their offerings of Units and their acquisition of investments. Thereafter, the Partnership's capital needs and resources are expected to be relatively stable over the holding periods of the investments except to the extent of proceeds received in payment of Promissory Notes and disbursed to fund the deferred obligations of the Partnerships.

Results of Operations
---------------------

As reflected on its Statements of Operations, the Partnership had losses of approximately $745,800 and $396,000 for the years ended December 31, 1995 and 1994, respectively. The component items of revenue and expense are discussed below.


Revenue. The Partnership's revenues consisted entirely of interest earned on Promissory Notes and cash deposits held in financial institutions (i) as Reserves, or (ii) pending investment in Local Limited Partnerships. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances. It is anticipated that the Partnership will maintain cash Reserves in an amount not materially in excess of the minimum amount required by its Partnership Agreement, which is 3% of Capital Contributions.

Expenses. The most significant component of operating expenses is expected to be the Asset Management Fee. The Asset Management Fees is equal to the greater of
(i) $2,000 for each Apartment Complex or (ii) 0.275% of gross proceeds, and will be decreased or increased annually based on changes to the Consumer Price Index. The annual management fee incurred was $36,667 and $30,000 for the years ended December 31, 1995 and 1994, respectively.

Amortization expense consists of the amortization of capitalized acquisition fees and costs and of organization costs over a period of 30 years and t years respectively.

Office expense consist of the Partnership's administrative expenses, such as accounting and legal fees, bank charges and investor reporting expenses.

Equity in losses from Limited Partnerships. The Partnership's equity in losses from Limited Partnerships is generally equal to approximately 99% of the aggregate net loss of the Limited Partnerships. After rent-up, the Local Limited Partnerships are expected to generate losses during each year of operations; this is so because, although rental income is expected to exceed cash operating expenses, depreciation and amortization deductions claimed by the Local Limited Partnerships are expected to exceed net rental income.


Item 8.  Financial Statements and Supplementary Data:

               WNC HOUSING TAX CREDIT FUND, IV, L.P., SERIES 1
                     (A California Limited Partnership)

                            FINANCIAL STATEMENTS

               For The Years Ended December 31, 1995 and 1994

                                    with

                    INDEPENDENT AUDITORS' REPORT THEREON

                          INDEPENDENT AUDITORS' REPORT





To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 1


We have audited the accompanying consolidated balance sheets of WNC Housing Tax Credit Fund IV, L.P., Series 1 (a California Limited Partnership) (the Partnership) as of December 31, 1995 and 1994 and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended and for the period May 4, 1993 (date of inception) to December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit certain of the financial statements of the limited partnerships in which WNC Housing Tax Credit Fund IV, L.P., Series 1 is a limited partner. These investments, as discussed in Note 3 to the financial statements, are accounted for by the equity method. The financial statements of certain of the limited partnerships, representing 83% and 76% of investments in limited partnerships at December 31, 1995 and 1994, respectively, were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such limited partnerships, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the 1995 and 1994 financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund IV, L.P., Series 1 (a California Limited Partnership) as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended and for the period May 4, 1993 (date of inception) to December 31, 1993 in conformity with generally accepted accounting principles.






Irvine, California
February 29, 1996, except
 as to Note 3 which is as of
 May 9, 1997

                WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                      (A California Limited Partnership)

                                BALANCE SHEETS

                          December 31, 1995 and 1994



ASSETS                                         1995                   1994
                                               ----                   ----
Cash and cash equivalents                 $  1,410,867           $   2,107,761
Advances receivable (Note 2)                       ---                 409,286
Investments in limited partnerships
 (Note 3)                                    6,928,034               7,852,303
Other assets                                    16,239                  21,900
                                             ---------               ---------

                                          $  8,355,140           $  10,391,250
                                             =========              ==========

LIABILITIES AND PARTNERS'
EQUITY (DEFICIT)

Liabilities:
  Payables to limited partnerships
   (Note 5)                               $    799,745           $   2,289,218
  Accrued fees and advances due to
   General Partner and affiliate
   (Note 4)                                     65,438                  75,820
                                             ---------                 -------

     Total liabilities                         865,183               2,365,038
                                             =========               =========

Partners' equity (deficit) (Note 7):
  General partner                              (25,001)                (18,188)
  Limited partners (10,000 units
   authorized - 10,000 units
   outstanding at December 31, 1995
   and 1994)                                 7,514,958               8,044,400
                                             ---------               ---------
     Total partners' equity                  7,489,957               8,026,212
                                             ---------               ---------
                                          $  8,355,140           $  10,391,250
                                             =========              ==========



                See accompanying notes to financial statements
                                   FS-3

                WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                      (A California Limited Partnership)

                           STATEMENTS OF OPERATIONS

              For The Years Ended December 31, 1995 and 1994, and
                  The Period May 4, 1993 (Date of Inception)
                             To December 31, 1993


                                      1995            1994            1993
                                      ----            ----            ----
Interest income                 $   68,682     $     85,261    $       ---
                                  --------         --------       --------
Operating expenses:
  Amortization                      30,926           20,797            ---
  Asset management fees
   (Note 4)                         36,667           30,000            ---
  Interest expense                     ---            4,327         11,563
  Other                             18,906           12,822             71
                                  --------         --------       --------
     Total operating expenses       86,499           67,946         11,634
                                  --------         --------       --------
Income (loss) from operations      (17,817)          17,315        (11,634)

Equity in losses from limited
 partnerships (Note 3)            (727,986)        (413,316)           ---
                                  --------         --------       --------

     Net loss                  $  (745,803)    $   (396,001)   $   (11,634)
                                  ========         ========       ========
Net loss allocated to:
  General partner              $    (7,458)    $     (3,960)   $      (116)
  Limited partners                (738,345)        (392,041)       (11,518)
                                  --------         --------       --------
     Total net loss allocated  $  (745,803)    $   (396,001)   $   (11,634)
                                  ========         ========       ========
Net loss per weighted limited
partner units                  $    (73.83)    $     (50.35)   $    (23.55)
                                  ========         ========       ========
Outstanding weighted limited
partner units                       10,000            7,787            489
                                  ========         ========       ========


                   See accompanying notes to financial statements
                                         FS-4

                WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                      (A California Limited Partnership)

                  STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

             For The Years Ended December 31, 1995 and 1994, and
                  The Period May 4, 1993 (Date of Inception)
                            To December 31, 1993



                                      General         Limited
                                      Partner         Partners         Total

Capital contribution from
 General Partner                  $       100      $       ---   $         100

Capital contributions                     ---          978,000         978,000

Capital issued for notes
 receivable (Note 7)                      ---          (56,000)        (56,000)

Offering expenses                      (1,219)        (120,701)       (121,920)

Net loss                                 (116)         (11,518)        (11,634)
                                   ----------       ----------      ----------
Equity (deficit)
 December 31, 1993                     (1,235)         789,781         788,546

Capital contributions                     ---        9,022,000       9,022,000

Offering expenses                     (12,993)      (1,286,340)     (1,299,333)

Collection of notes receivable
 (Note 7)                                 ---           56,000          56,000

Capital issued for notes
 receivable (Note 7)                      ---         (145,000)       (145,000)

Net loss                               (3,960)        (392,041)       (396,001)
                                   ----------       ----------      ----------
Equity (deficit)
 December 31, 1994                    (18,188)       8,044,400       8,026,212

Collection of notes receivable
 (Note 7)                                 ---          145,000         145,000

Offering expenses                         645           63,903          64,548

Net loss                               (7,458)        (738,345)       (745,803)
                                   ----------       ----------      ----------
Equity (deficit)
 December 31, 1995                $   (25,001)     $ 7,514,958     $ 7,489,957
                                   ==========       ==========      ==========




                    See accompanying notes to financial statements
                                        FS-5

                   WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                         (A California Limited Partnership)

                              STATEMENTS OF CASH FLOWS

                 For The Years Ended December 31, 1995 and 1994, and
                     The Period May 4, 1993 (Date of Inception)
                                To December 31, 1993



                                              1995        1994         1993
                                              ----        ----         ----
Cash flows from operating activities:
  Net loss                            $   (745,803)   $  (396,001) $   (11,634)
  Adjustments to reconcile net
   loss to net cash provided
   (used) by operating activities:
    Amortization                            30,926         20,797          ---
    Equity in loss of limited
     partnerships                          727,986        413,316          ---
    Accrued asset management fees due
     affiliate of general partner           36,667         30,000          ---
    Accrued interest payable to
     affiliate of general partner              ---        (10,862)      10,862
    Change in accrued interest payable         ---           (701)         701
    Change in other assets                   5,661         (9,900)         ---
                                        ----------     ----------    ---------
Net cash provided (used) by operating
 activities                                 55,437         46,649          (71)
                                        ----------     ----------    ---------
Cash flows from investing activities:
  Investments in limited partnerships,
   net                                  (1,317,044)    (4,972,314)    (187,800)
  Changes in advances from general
   partner and affiliates for
   acquisition fees                            ---         (8,179)         ---
  Change in advances receivable            409,286        687,310   (1,096,596)
  Acquisition costs and fees                (7,072)      (760,369)         ---
                                        ----------     ----------    ---------
Net cash used in investing activities     (914,830)    (5,053,552)  (1,284,396)
                                        ----------     ----------    ---------
Cash flows from financing activities:
  Capital contributions from partners      145,000      9,855,000          100
  Changes in advances from general
   partner and affiliates for:
    Acquisition of limited partnerships    (47,049)    (1,039,414)   1,039,414
    Offering adjustments (expenses)            ---       (156,636)         ---
  Offering adjustments (expenses)           64,548     (1,299,333)         ---
  Proceeds (payments) on loan payable          ---       (245,982)     245,982
                                        ----------     ----------    ---------
Net cash provided by financing
 activities                                162,499      7,113,635    1,285,496
                                        ----------     ----------    ---------
Net increase in cash and cash
 equivalents                              (696,894)     2,106,732        1,029

Cash, beginning of year                  2,107,761          1,029          ---
                                        ----------     ----------    ---------
Cash, end of year                     $  1,410,867  $   2,107,761  $     1,029
                                        ==========     ==========    =========







Continued

                WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                      (A California Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED

              For The Years Ended December 31, 1995 and 1994, and
                  The Period May 4, 1993 (Date of Inception)
                             To December 31, 1993



                                      1995              1994              1993

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:

  Interest paid                 $       ---        $    15,890    $        ---
                                   ========           ========        ========
  Income taxes paid             $       800        $       800    $        ---
                                   ========           ========        ========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

During the years ended December 31, 1995 and 1994, the Partnership incurred, but did not pay $36,667 and $30,000, respectively, of management fees due to an affiliate.

During the year ended December 31, 1994, the Partnership incurred, but did not pay $2,163,955 of payables to limited partnerships (in connection with its investments in limited partnerships).

During the year ended December 31, 1994, the Partnership incurred, but did not pay acquisitions fees of $31,691 payable to an affiliate.

The Partnership had incurred payables (in connection with its investment in the limited partnership) of $125,263 as of December 31, 1993.

The Partnership had subscriptions receivable and notes receivable for capital contributions of $922,000 and $56,000, respectively, at December 31, 1993 (Note
7).

The Partnership had incurred offering costs of $121,920 and acquisition fees and expenses of $42,024 and organization costs of $15,000 which were payable to an affiliate of the general partner as of December 31, 1993.








                  See accompanying notes to financial statements
                                     FS-7

                    WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                          (A California Limited Partnership)

                             NOTES TO FINANCIAL STATEMENTS

                  For The Years Ended December 31, 1995 and 1994, and
                      The Period May 4, 1993 (Date of Inception)
                                 To December 31, 1993



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Organization
------------

WNC Housing Tax Credit Fund IV, L.P., Series 1 (the "Partnership") was formed under the California Revised Limited Partnership Act on May 4, 1993, and commenced operations on October 20, 1993. The Partnership was formed to invest primarily in other limited partnerships which will own and operate multi-family housing complexes that will qualify for low income housing credits.

The general partner is WNC Tax Credit Partners, IV, L.P. (the "General Partner"), a California limited partnership. WNC & Associates, Inc. is the general partner of the General Partner. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 70% of the outstanding stock of WNC & Associates, Inc. John B. Lester, Jr. is the original limited partner of the Partnership and owns, through the Lester Family Trust, 30% of the outstanding stock of WNC & Associates, Inc.

The Partnership Agreement authorized the sale of 10,000 units of limited partnership interests at $1,000 per Unit ("Units"). The offering of Units concluded in July 1994 at which time 10,000 Units in the amount of $10,000,000 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received a subordinated disposition fee (as described in Note 4), any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

The Partnership's investments in limited partnerships are subject to the risks incident to the management and ownership of multifamily residential real estate, and include the risks that neither the Partnership's investments nor the apartment complexes owned by the limited partnerships will be readily marketable. Additionally there can be no assurance that the Partnership will be able to dispose of its interest in the limited partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the apartment complexes and the Partnership. The apartment complexes could be subject to loss through foreclosure. In addition, each limited partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partner and the general partners of the limited partnerships, there can be no assurance that Partnership operations will be profitable or that the anticipated housing tax credits will be available to limited partners.







Continued

                    WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                          (A California Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended December 31, 1995 and 1994, and
                      The Period May 4, 1993 (Date of Inception)
                                 To December 31, 1993



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Method of Accounting For Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the limited partnership's results of operations and for any distributions received. Costs incurred by the Partnership in acquiring the investments in limited partnerships are capitalized as part of the investment and amortized over 30 years (see Note 3).

Losses from limited partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents
-------------------------

The Partnership considers all investments with remaining maturities of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk
----------------------------

At December 31, 1995, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital. The Partnership has incurred offering and selling expenses to date of $606,705 and $750,000, respectively, as of December 31, 1995, which are reflected as a reduction of partners' equity. During 1995, it was determined by management that offering costs were overstated by $64,548 at December 31, 1994. Accordingly, during 1995, the correction of such overstatement has been reflected as a reduction to offering costs and accrued fees and advances due to General Partner and affiliate.

Organization Costs
------------------

Organization costs are being amortized on the straight-line method over 60 months. Organization costs amounted to $15,000 as of December 31, 1995 and 1994. Accumulated amortization amounted to $6,000 and $3,000 as of December 31, 1995 and 1994, respectively.

Continued

                    WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                         (A California Limited Partnership)


                      NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 For The Years Ended December 31, 1995 and 1994, and
                     The Period May 4, 1993 (Date of Inception)
                                To December 31, 1993



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Net Loss Per Limited Partner Unit
---------------------------------

Net loss per limited partner unit is computed by dividing the limited partners' share of net loss by the weighted number of limited partner units outstanding during the period.

NOTE 2 - ADVANCES RECEIVABLE
----------------------------

For 1994, advances represent amounts paid to three limited partnerships which the Partnership did not acquire. These amounts, which are noninterest-bearing, were repaid in 1995 by affiliates of the General Partner who became the limited partner in these three limited partnerships.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of December 31, 1995 and 1994, the Partnership had acquired limited partnership interests in twenty limited partnerships, each of which owns one apartment complex. As of December 31, 1995, construction on all apartment complexes was complete. The respective general partners of the limited partnerships manage the day to day operations of the limited partnerships. Significant limited partnership business decisions require approval of the Partnership. The Partnership, as a limited partner, is entitled to up to 99%, as specified in the partnership agreements, of the operating profits and losses of the limited partnerships upon its acquisition of its limited partnership interests.

The Partnership's investments in the limited partnerships as shown in the accompanying balance sheet as of December 31, 1995 and 1994 are approximately $1,519,000 and $2,319,000, respectively, greater than the Partnership's equity as shown in the limited partnership's financial statements. This difference is primarily due to acquisition costs related to the acquisition of the investment that have been capitalized in the Partnership's investment account and will be amortized over 30 years and capital contributions accrued but not paid. Following is a summary of the components of the Partnership's investments in limited partnerships as of December 31, 1995 and 1994:

                                                  1995              1994

Investments per balance sheet,
 beginning of period                      $    7,852,303    $       355,087

Capital contributions to limited
 partnerships                                        ---          7,136,269

Tax credit adjustments and
 distributions                                  (172,429)               ---


Continued

                   WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                         (A California Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 For The Years Ended December 31, 1995 and 1994, and
                     The Period May 4, 1993 (Date of Inception)
                                To December 31, 1993



NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                                                  1995              1994
                                                  ----              ----
Capitalized acquisition fees
 and costs                                       4,072            792,060

Equity in losses of limited
 partnerships                                 (727,986)          (413,316)

Amortization of capitalized
 acquisition fees and costs                    (27,926)           (17,797)
                                             ---------          ---------
Investments per balance sheet,
 end of period                         $     6,928,034      $   7,852,303
                                             =========          =========

Approximate   selected   financial   information  from  the  combined  financial
statements of the limited partnerships at December 31, 1995 and 1994 and for the periods then ended is as follows:

                              COMBINED BALANCE SHEETS

ASSETS                                              1995                1994
                                                    ----                ----
Cash                                       $     918,000        $      702,000
Land                                           1,586,000             1,364,000
Construction in progress                             ---             6,705,000
Buildings, net                                31,916,000            21,397,000
Due from affiliates                               94,000             1,069,000
Other assets                                     559,000               147,000
                                              ----------            ----------
                                           $  35,073,000        $   31,384,000
                                              ==========            ==========
LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Construction and mortgage loans payable  $  26,396,000        $   22,526,000
  Other liabilities                            2,600,000             2,394,000
                                              ----------            ----------
     Total liabilities                        28,996,000            24,920,000
                                              ----------            ----------
Partners' equity:
  WNC Housing Tax Credit Fund IV, L.P.,
   Series 1                                    5,409,000             5,533,000
  Other partners                                 668,000               931,000
                                              ----------            ----------
     Total partners' equity                    6,077,000             6,464,000
                                              ----------            ----------
                                           $  35,073,000        $   31,384,000
                                              ==========            ==========

Continued

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               For The Years Ended December 31, 1995 and 1994, and
                   The Period May 4, 1993 (Date of Inception)
                              To December 31, 1993



NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                        COMBINED STATEMENTS OF OPERATIONS

                                                 1995              1994
                                                 ----              ----
Revenues:
  Operating                                $ 2,245,000        $    811,000
  Other (not allocable to Partnership)          90,000              30,000
                                             ---------           ---------
     Total revenues                          2,335,000             841,000
                                             ---------           ---------
Expenses:
  Operating expenses                         1,530,000             389,000
  Interest expense                             641,000             259,000
  Depreciation                                 901,000             592,000
                                             ---------           ---------
     Total expenses                          3,072,000           1,240,000
                                             ---------           ---------
Net loss                                   $  (737,000)       $   (399,000)
                                             =========           =========
Net loss allocable to  Partnership         $  (728,000)       $   (413,000)
                                             =========           =========

Certain limited partnerships have incurred operating losses and have working capital deficiencies. In the event these limited partnerships continue to incur operating losses, additional capital contributions by the Partnership may be required to sustain the operations of such limited partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such limited partnerships could be impaired.

One limited partnership, which represents 19% of the total combined equity of the investments in limited partnerships, has insufficient cash flow to service the limited partnership's indebtedness as required during 1996. In addition, the limited partnership is in negotiations to restructure its construction loan payable. The ultimate result of these negotiations could significantly impact management's plans to hold its rental property in the normal course of business. In the event the limited partnership is required to liquidate or sell its property, the net proceeds could be significantly less than the carrying value of such property. As of December 31, 1995, the carrying value of such property totaled $7,615,430.

In September 1996, the original general partners of this limited partnership were removed. The Los Angeles County Housing Development Corporation was named as the sole general partner. The Partnership is currently in discussions with the former general partners to restore them as limited partners in the limited partnership with no or minimal ownership interest.





Continued

                    WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                          (A California Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended December 31, 1995 and 1994, and
                      The Period May 4, 1993 (Date of Inception)
                                 To December 31, 1993



NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of up to 8% of the gross proceeds from the sale of Partnership units as compensation for services rendered in connection with the acquisition of limited partnerships. As of December 31, 1995, the Partnership had incurred acquisition fees of approximately $800,000. Acquisition fees are included in limited partnership investment. Accumulated amortization amounted to $43,964 and $17,297 as of December 31, 1995 and 1994, respectively.

         Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of limited partnerships. These reimbursements have not exceeded 1.2% of the gross proceeds. As of December 31, 1995 and 1994, the Partnership incurred acquisition costs of $38,157 and $34,084, respectively, which have been included in limited partnership investment. Amortization was insignificant for 1995 and 1994.

         An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the mortgage debt encumbering the apartment complexes) of the limited partnerships. The Partnership incurred asset management fees of $36,667 and $30,000 for the year ended December 31, 1995 and 1994, respectively. The Partnership incurred no management fees during 1993.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if services are rendered in the sales effort.

         During 1993, the Partnership incurred interest expense of $10,862 from funds of $1,039,414 advanced to the Partnership by an affiliate of the General Partner.



Continued

                  WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                        (A California Limited Partnership)
                     NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended December 31, 1995 and 1994, and
                    The Period May 4, 1993 (Date of Inception)
                               To December 31, 1993



NOTE 4 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

Accrued fees and advances due (to)/from General Partner and affiliate as of December 31, 1995 and 1994 consist of the following:

                                                    1995              1994
                                                    ----              ----
Acquisition fees                              $      ---         $  (31,691)

Advances due (to)/from affiliate made
 for acquisition costs, organizational,
 offering and selling expenses                     1,229            (14,129)

Asset management fees                            (66,667)           (30,000)

                                              $  (65,438)        $  (75,820)

NOTE 5 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payable to limited partnership represent amounts which are due at various times based on conditions specified in the limited partnership agreement. These contributions are non-interest bearing, are payable in installments and are due upon the limited partnership achieving certain operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 6 - INCOME TAXES
---------------------

No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 7 - INVESTOR NOTES RECEIVABLE
----------------------------------

As of December 31, 1994 and 1993, the Partnership had received notes receivable of $145,000 and $56,000 in connection with the sale of partnership units. Limited partners who subscribed for ten or more units of limited partnership interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate of 11% per annum, due no later than 13 months after the subscription date. Since such notes were not collected as of the date of issuance of the financial statements, the balance was reflected as a reduction of partners' equity in the accompanying financial statements. Such amounts were subsequently collected.

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:



Financial Statements

Report of independent public accountants.

Balance sheet as of December 31, 1995 and 1994

Statements of Operations for the years ended December 31, 1995 and December 31, 1994 and the period May 4, 1993 (inception) to December 31, 1993.

Statement of Partners' Equity for the years ended December 31, 1995 and December 31, 1994 and the period May 4, 1993 (inception) to December 31, 1993.

Statements of Cash Flows for the years ended December 31, 1995 and December 31, 1994 and the period May 4, 1993 (inception) to December 31, 1994.

Notes to Financial Statements.

Financial Statement Schedules:

These schedules are omitted because any required information is included in the financial statements and notes thereto, or they are not applicable, or not required.

Exhibits

(3) Articles of incorporation and by-laws: The registrant is not incorporated. The Partnership Agreement is included as Exhibit B to the Prospectus, filed as
Exhibit 28.1 to Form 10-K for fiscal year ended December 31, 1995.

(10)     Material contracts:

10.1 Second Amended and Restated Agreement of Limited Partnership of Beckwood Manor Seven Limited Partnership filed as exhibit 10.1 to Form 8-K dated December 8, 1993 is hereby incorporated herein by reference as exhibit 10.1.

10.2 Amended and Restated Agreement of Limited Partnership of Alpine Manor, L.P. filed as exhibit 10.3 to Post-Effective Amendment No. 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 10.2.

10.3 Second Amended and Restated Agreement of Limited Partnership of Briscoe Manor, Limited Partnership filed as exhibit 10.4 to Post-Effective Amendment No. 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 10.3.

10.4 Amended and Restated  Agreement and  Certificate of Limited  Partnership of
Evergreen Four, Limited Partnership filed as exhibit 10.5 to Post-Effective Amendment No. 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 10.4.

10.5 Amended and Restated Agreement and Certificate of Limited Partnership of Fawn Haven, Limited Partnership filed as exhibit 10.6 to Post-Effective Amendment No. 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 10.5.

10.6 Amended and Restated Agreement of Limited Partnership of Fort Stockton, L.P. filed as exhibit 10.7 to Post-Effective Amendment No. 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 10.6.

10.7 Amended and Restated Agreement of Limited Partnership and Certificate of Limited Partnership of Madisonville Manor Senior Citizens Complex, Ltd. filed as exhibit 10.8 to Post-Effective Amendment No. 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 10.7.

10.8 Amended and Restated Agreement of Limited Partnership and Certificate of Limited Partnership of Mt. Graham Housing, Ltd. filed as exhibit 10.9 to Post-Effective Amendment No. 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 10.8.

10.9 Amended and Restated Agreement of Limited Partnership and Certificate of Limited Partnership of Northside Plaza Apartments, Ltd. filed as exhibit 10.10 to Post-Effective Amendment No. 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 10.9.

10.10 Amended and Restated Agreement of Limited Partnership of Pampa Manor, L.P. filed as exhibit 10.11 to Post-Effective Amendment No. 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 10.10.

10.11 Amended and Restated Agreement of Limited Partnership of Vernon Manor, L.P. filed as exhibit 10.12 to Post-Effective Amendment No. 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 10.11.

10.12 Amended and Restated Agreement of Limited Partnership and Certificate of Limited Partnership of Waterford Place, A Limited Partnership filed as exhibit
10.13 to Post-Effective Amendment No. 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 10.12.

10.13 Amended and Restated Agreement of Limited Partnership Yantis, Ltd filed as exhibit 10.13 to Post-Effective Amendment No. 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 10.13.

10.14 Third Amended and Restated Agreement of Limited Partnership and Certificate of Limited Partnership of Indian Creek Limited Partnership filed as exhibit 10.16 to Post-Effective Amendment No. 2 dated March 11, 1994 is hereby incorporated herein by reference as exhibit 10.14.

10.15  Agreement  of Limited  Partnership  of Laurel Creek  Apartments  filed as exhibit 10.1 to Form 8-K dated May 25, 1994 is hereby incorporated herein by reference as exhibit 10.15.

10.16 Second Amended and Restated Agreement of Limited Partnership of Sandpiper Square, A Limited Partnership filed as exhibit 10.2 to Form 8-K dated May 25, 1994 is hereby incorporated herein by reference as exhibit 10.16.

10.17 Amended and Restated Agreement of Limited Partnership of Regency Court Partners filed as exhibit 10.1 to Form 8-K dated June 30, 1994 is hereby incorporated herein by reference as exhibit 10.17.

10.18 Disposition and Development Agreement By and Between The Community Development Commission of the County of Los Angeles and Regency Court Partners (including forum of Ground Lease) filed as exhibit 10.2 to Form 8-K dated June 30, 1994 is hereby incorporated herein by reference as exhibit 10.18.

10.19 Amended and Restated Agreement of Limited Partnership of Baycity Village Apartments, Limited Partnership filed as exhibit 10.19 to Post-Effective Amendment No. 4 dated July 14, 1994 is hereby incorporated herein by reference as exhibit 10.19.

10.20 Second Amended and Restated Agreement of Limited Partnership of Hidden Valley Limited Partnership filed as exhibit 10.20 to Post-Effective Amendment No. 4 dated July 14, 1994 is hereby incorporated herein by reference as exhibit 10.20.

10.21 Amended and Restated Agreement of Limited Partnership of HOI Limited Partnership of Lenoir and Amendments thereto filed as exhibit 10.21 to Post-Effective Amendment No. 4 dated July 14, 1994 is hereby incorporated herein by reference as exhibit 10.20.


Reports on Form 8-K

No reports on From 8-K were filed during the fourth quarter ended December 31, 1995.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND IV, L.P., Series 1

By:  WNC Tax Credit Partners IV, L.P.       General Partner

By:  WNC & Associates, Inc.         General Partner


By:/s/ John B. Lester, Jr.
-----------------------------------------------------
John B. Lester, Jr.                 President
Date: January 18, 1999


By:    /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul  Vice President - Finance

Date: January 18, 1999




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Wilfred N. Cooper, Sr.
-----------------------------------------------------
Wilfred N. Cooper, Sr.     Director and Chairman of the Board

Date: January 18, 1999

By: /s/ John B. Lester, Jr.
-----------------------------------------------------
John B. Lester, Jr.        Director and Secretary

Date: January 15, 1998