Form 10-Q
period 1996-03-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 1999-01-22
CIK 913496

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(714) 662-5565


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 1
                       (a California Limited Partnership)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED March 31, 1996



PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

  Balance Sheets, March 31, 1996 and December 31, 1995.......................3

  Statement of Operations
           For the three months ended March 31, 1996 and 1995................4

  Statement of Partners' Equity
           For the three months ended March 31, 1996 and 1995................5

  Statement of Cash Flows
           For the three months ended March 31, 1996 and 1995................6

  Notes to Financial Statements..............................................8

   Item 2. Management's Discussion and Analysis of
           Financial  Condition and Results of Operations....................13


PART II. OTHER INFORMATION


  Item 6. Exhibits and Reports on Form 8-K...................................16

  Signatures.................................................................17

                   WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                         (A California Limited Partnership)

                                  BALANCE SHEETS
                        March 31, 1996 and December 31, 1995


ASSETS                                            1996                 1995
                                                  ----                 ----

Cash and cash equivalents                   $   1,337,554        $   1,410,867
 Investment in limited
  partnerships - Note 2                         6,696,920            6,928,034
 Other assets - Note 4                             12,711               16,239
                                               ----------           ----------
                                            $   8,047,185        $   8,355,140
                                               ==========           ==========

LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Payables to limited partnerships           $     706,688        $     799,745
 Accrued fees and expenses due to
   general partner and affiliates - Note 3         73,247               65,438
                                               ----------           ----------
     Total liabilities                            779,935              865,183
                                               ----------           ----------

Partners' equity (deficit):
 General partner                                  (27,229)             (25,001)
 Limited partners (10,000 units authorized,
  issued and outstanding)                       7,294,479            7,514,958
                                               ----------           ----------
Total partners' equity                          7,267,250            7,489,957
                                               ----------           ----------
                                            $   8,047,185        $   8,355,140
                                               ==========           ==========


                                   UNAUDITED
                See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS
                For the Three Months Ended March 31, 1996 and 1995

                                                  1996                   1995
                                                  ----                   ----


Interest income                         $        14,887        $        17,307
                                              ---------              ---------

Operating expenses:
Amortization                                      7,735                  7,701
Asset management fees (Note 4)                   10,000                  8,333
Other                                               259                     46
                                              ---------              ---------


Total operating expenses                         17,994                 16,080
                                              ---------              ---------

Loss from operations                             (3,107)                 1,227

Equity in loss from
 limited partnerships                          (219,600)              (173,000)
                                              ---------              ---------

Net loss                                $      (222,707)       $      (171,773)
                                              =========              =========

Net loss allocated to:
  General partner                       $        (2,227)       $        (3,147)
                                              =========              =========

  Limited partners                      $      (220,480)       $      (311,579)
                                              =========              =========

Net loss per limited
 partner units (10,000 units
 issued and outstanding)                $           (22)       $           (31)
                                              =========              =========



                                     UNAUDITED
                  See Accompanying Notes to Financial Statements

                     WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                           (A California Limited Partnership)
                              STATEMENT OF PARTNERS' EQUITY

                    For the Three Months Ended March 31, 1996 and 1995


For the Three  Months Ended March 31, 1996
                                            General       Limited
                                            Partner       Partner        Total
                                            -------       -------        -----

Equity (deficit), December 31, 1995   $    (25,001)  $  7,514,958  $ 7,489,957

Net loss for the three months ended
 March 31, 1996                             (2,227)      (220,480)    (222,707)
                                         ---------     ----------   ----------


Equity (deficit), March 31, 1996      $    (27,228)  $  7,294,478  $ 7,267,250
                                         =========     ==========   ==========



For the Three  Months Ended March 31, 1995
                                            General       Limited
                                            Partner       Partner        Total
                                            -------       -------        -----

Equity (deficit), December 31, 1994   $    (18,188)  $  8,044,400  $ 8,026,212

Offering expenses                             (104)       (10,301)     (10,405)


Capital issued for notes receivable                        55,000       55,000

Net loss for the three months ended
 March 31, 1995                             (1,718)      (170,055)    (171,773)
                                          --------     ----------    ---------


Equity (deficit), March 31, 1995      $    (20,010)  $  7,919,044  $ 7,899,034
                                          ========     ==========   ==========




                                 UNAUDITED
                 See Accompanying Notes to Financial Statements

                    WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                         (A California Limited Partnership)

                             STATEMENT  OF CASH  FLOWS
                  For the Three Months Ended March 31, 1996 and 1995


                                                        1996             1995
                                                        ----             ----
Cash flows provided by operating activities:

  Net loss                                       $   (222,707)  $     (171,773)
    Adjustments to reconcile net loss to
     net cash provided by operating activities:
        Equity in loss of limited partnerships        219,600          173,000
        Amortization                                    7,735            7,701
        Asset management fee                           10,000            8,333
        Change in other assets                          2,778            1,297
        Accrued fees and expense due
          to general partner and affiliates            (2,189)             500
                                                    ---------        ---------
      Net cash provided by operating activities        15,217           19,058
                                                    ---------        ---------

Cash flows used in investing activities:
    Investments in limited partnerships               (92,253)        (432,151)
    Distribution from limited partnerships              3,725                -
                                                    ---------        ---------
Net cash used in investing activities                 (88,528)        (432,151)
                                                    ---------        ---------

Cash flows provided by financing activities:
  Collection of loans receivable from general
      partner and affiliates                                           459,632
  Capitalized offering costs                                           (11,025)
  Collection of notes receivable                            -           55,000
                                                    ---------         --------
Net cash provided by financing activities                   -          503,607
                                                    ---------         --------


Net increase (decrease) in cash and
   cash equivalents                                   (73,311)          90,514

Cash and cash equivalents, beginning of period      1,410,867        2,107,761
                                                    ---------        ---------

Cash and cash equivalent, end of period      $      1,337,556   $    2,198,275
                                                    =========        =========





                                   UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                        (A California Limited Partnership)

                       STATEMENT OF CASH FLOWS - CONTINUED

              For the Three Months Ended March 31, 1996 and 1995



Supplemental disclosure of noncash financing and investing activity:
--------------------------------------------------------------------

During the three months ended March 31, 1996, the Partnership realized a reduction of $804 to payables to limited partnerships (in connection with its investments in limited partnerships) due to reduced tax credits in four limited partnerships.


During the three months ended March 31, 1995, the Partnership realized a reduction of $85,152 to payables to limited partnerships (in connection with its investments in limited partnerships) due to reduced tax credits in four limited partnerships.





















                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

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

The general partner of the Partnership is WNC Tax Credit Partners IV, L.P. (the "General Partner"), a California limited partnership. WNC & Associates, Inc. is the general partner of the General Partner. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 67% of the outstanding stock of WNC & Associates, Inc. John B. Lester, Jr. is the original limited partner of Series 1 and owns, through the Lester Family Trust, 29% of the outstanding stock of WNC & Associates, Inc.

General
-------
The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the audited financial statements and related notes thereto contained in the Partnership's financial statements for the period ended December 31, 1995. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and the results of operations for the three months ended March 31, 1996 and 1995 and changes in cash flows for the three months ended March 31, 1996 .

Allocations Under the Terms of the Partnership Agreement
--------------------------------------------------------
The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners of each series will be allocated the remaining 99% of these items in proportion to their respective investments.

                  WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                        (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

After the limited partners have received sale or refinancing proceeds equal to their capital contributions and their return on investment (as defined in the Partnership's Agreement of Limited Partnership) and the General Partner has received a subordinated disposition fee (as described in Note 4 below), any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

Method of Accounting For Investment in Limited Partnerships
-----------------------------------------------------------
The investment in limited partnerships is accounted for on the equity method of accounting whereby the Partnership adjusts its investment balance for its share of each limited partnership's results of operations and for any distributions received. Costs incurred by the Partnership in acquiring the investments in limited partnerships are capitalized as part of the investment account.

Losses from the limited partnerships will not be recognized to the extent that the individual investment balance would be adjusted below zero.

Offering Expenses
-----------------
Offering expenses will consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital.

Organization Costs
------------------
Organization costs will be amortized on the straight-line method over 60 months.

Cash and Cash Equivalents
-------------------------
The Partnership considers investments with an original maturity of three months or less as cash equivalents.

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

As of March 31, 1996 and 1995 the Partnership had acquired limited partnership interests in twenty limited partnerships each of which owns one Apartment Complex. As of March 31, 1996 and 1995, construction or rehabilitation of twenty and seventeen, respectively, of the Apartment Complexes had been completed and zero and three were undergoing construction or rehabilitation.

                    WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                          (A California Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)
-------------------------------------------------------

The Partnership, as a limited partner, is generally a 99% owner and generally entitled to 99% of the operating profits and losses of the limited partnerships upon the acquisition of its limited partnership interest. The Partnership is a 95% owner of two of the partnerships, Beckwood Manor and Evergreen Four. Following is a summary of the components of investment in limited partnerships as of March 31, 1996 and December 31, 1995:


                                                    1996                1995
                                                    ----                ----

Investment balance,
  beginning of period                        $    6,928,034      $   7,852,303

Equity in loss of limited  partnership             (219,600)          (727,986)
Tax credit adjustments and distributions             (4,529)          (172,429)
Capitalized acquisition fees                                             4,072
Amortization of capitalized
  acquisition costs                                  (6,985)           (27,926)
                                                  ---------          ---------
Investment balance,
  end of period                              $    6,696,920      $   6,928,034
                                                  =========          =========


Selected financial information from the financial statements of the limited partnerships with operations for the three months ended and inception to March 31, 1996 and 1995 is as follows :
                                                   1996                1995
                                                   ----                ----

 Total revenue                               $     693,600       $     607,000
                                                  --------            --------

 Interest expense                                  273,500             251,000
 Depreciation                                      285,700             396,000
 Operating expenses                                356,200             136,000
                                                  --------            --------
 Total expenses                                    915,400             783,000
                                                  --------            --------

 Net loss                                    $   (221,800)       $    (176,000)
                                                 ========             ========
 Net loss allocable to the
   Partnership                               $   (219,600)       $    (173,000)
                                                 ========             ========

                   WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                         (A California Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

     Acquisition fees of 8% of the gross proceeds from the sale of Partnership units. Through March 31, 1996 the Partnership had incurred acquisition fees of $800,000.

     An annual asset management fee equal to the greater amount of (i) $2,000 for each Apartment Complex, or (ii) 0.275% of Gross Proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2 % of the invested assets (defined as the Partnership's capital contributions to the limited partnerships plus its allocable percentage of the permanent financing) of the limited partnerships which are subsidized under one or more Federal, state or local government programs. The Partnership has incurred fees of $10,000 and $8,333 for the three months ended March 31, 1996 and 1995, respectively.

     Reimbursement for organizational, offering and selling expenses advanced by an affiliate of the General Partner on behalf of the Partnership. These reimbursements plus all other organizational and offering expenses inclusive of sales commissions will not exceed 15% of the gross proceeds. The Partnership has incurred organizational, offering and selling expenses of $15,000, $606,705 and $750,000, respectively.

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                        (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)
-----------------------------------------------


Accrued fees and advances due to/(from) General Partner and affiliates consist of the following at March 31, 1996 and December 31, 1995:

                                                   1996               1995
                                                   ----               ----

Asset management fee payable                     $ 76,667          $ 66,667
Advances made for acquisition
  costs, organizational,
  offering and selling expenses                    (3,420)           (1,229)
                                                  -------           -------

                                                   73,247            65,438
                                                  =======           =======


NOTE 4 - PAYABLE TO LIMITED PARTNERSHIPS
----------------------------------------

Payable to limited partnerships represent amounts which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments, are generally due upon the limited partnerships achieving certain operating benchmarks and are generally expected to be paid within two years of the Partnership's initial investment.

NOTE 5 - INCOME TAXES
---------------------

The Partnership will not make a provision for income taxes since all items of taxable income and loss will be allocated to the partners for inclusion in their respective income tax returns.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

WNC Housing Tax Credit Fund IV, L.P., Series 1 (the Partnership) is a California Limited Partnership formed under the laws of the State of California on May 4, 1993 to acquire limited partnership interests in limited partnerships ("Limited Partnerships") which own multifamily apartment complexes that are eligible for low-income housing federal income tax credits (the "Housing Tax Credit").

The Partnership's offering of units terminated on July 18, 1995.

Liquidity and Capital Resources
-------------------------------

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $73,000 for the period ended March 31, 1996. This decrease in cash consists of cash used by investing and cash provided by investing and operating activities. Cash was used by the investing activities of the Partnership during such period in the aggregate amount of approximately $88,500, which consisted of cash used in capital contributions to Limited Partnerships of approximately $92,000 and cash provided by distributions from Limited Partnerships of approximately $4,000. Cash provided by operating activities consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net increase in cash and cash equivalents of approximately $90,500 for the period ended March 31, 1995. This increase in cash was provided by the Partnership's financing activities, including the proceeds from its offerings. Cash from financing activities for the period ended March 31, 1995, of approximately $504,000 was sufficient to fund the investing activities of the Partnership during such period in the aggregate amount of approximately $432,000, which consisted of capital contributions to Limited Partnerships. Cash provided by operating activities consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

As of March 31, 1996 and December 31, 1995 the Partnership was indebted to WNC & Associates, Inc. in the amount of approximately $73,000 and $65,000, respectively. The component items of such indebtedness were as follows: advances to pay front-end fees of approximately $(3,000) and ($1,000), respectively, and advances for operating expenses of approximately $76,000 and $66,000, respectively.

On July 18, 1995, the Partnership sold the last of its total of 10,000 Units. No additional Units will be issued with respect to the Partnership. As of March 31, 1996 and December 31, 1995, the Partnership received a total of $10,000,000 from the sale of Units. Substantially all the $10,000,000 has been committed to the purchase price and acquisition fees and costs of investment in Limited Partnerships, reserves and expenses of the offering.

The Partnership had made capital contributions to Limited Partnerships in the amount of approximately $6,571,000 and $6,479,000 as of March 31, 1996 and December 31, 1995, respectively. The Partnership does not anticipate further needs of either bank financing or loans from affiliates of the General Partner.

Prior to sale of the Apartment Complexes, it is not expected that any of the Limited Partnerships in which the Partnership has invested or will invest will generate cash from operations sufficient to provide distributions to the Limited Partners in any material amount. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership, including payment of the asset management fee to the General Partner. As a result, it is not anticipated that the Partnership will provide distributions to the Limited Partners prior to the sale of the Apartment Complexes.

The Partnership's investments will not be readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Limited Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. Nevertheless, the General Partner anticipates that capital raised from the sale of the Units will be sufficient to fund the Partnership's investment commitments and proposed operations.

The Partnership will establish working capital reserves of at least 3% of capital contributions, an amount which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the Limited Partners and other investor servicing obligations of the Partnerships. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. The Partnership's liquidity could also be affected by defaults or delays in payment of the Limited Partners' promissory notes, from which a portion of the working capital reserves is expected to be funded. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnerships, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the Limited Partnerships for such purposes or to replenish or increase working capital reserves.

Under the Partnership Agreements the Partnership does not have the ability to assess the Limited Partners for additional capital contributions to provide capital if needed by the Partnership or Limited Partnerships. Accordingly, if circumstances arise that cause the Limited Partnerships to require capital in addition to that contributed by the Partnership and any equity contributed by the general partners of the Limited Partnerships, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available, if, as expected, the Apartment Complexes owned by the Limited Partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the general partners of the Limited Partnerships (in this regard, each local general partner is required to fund operating deficits, but only for a period of two years following construction completion), (iii) other equity sources (which could adversely affect the Partnerships' interest in Housing Tax Credits, cash flow and/or proceeds of sale or refinancing of the Apartment Complexes and result in adverse tax consequences to the Limited Partners), or (iv) the sale or disposition of the Apartment Complexes (which could have the same adverse effects as discussed in (iii) above). There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirement of the Limited Partnerships in question. If such funds are not available, the Limited Partnerships would risk foreclosure on their Apartment Complexes if they were unable to re-negotiate the terms of their first mortgages and any other debt secured by the Apartment Complexes to the extent the capital requirements of the Limited Partnerships relate to such debt.

The Partnership's capital needs and resources are expected to undergo major changes during their first several years of operations as a result of the completion of their offerings of Units and their acquisition of investments. Thereafter, the Partnership's capital needs and resources are expected to be relatively stable over the holding periods of the investments except to the extent of proceeds received in payment of promissory notes and disbursed to fund the deferred obligations of the Partnership.

Results of Operations
---------------------

As of December 31, 1995, and March 31, 1996 the Partnership had acquired interests in 20 Limited Partnerships. Each of the Apartment Complexes owned by the 20 Limited Partnerships receives or is expected to receive government assistance and each of them has received a reservation for Housing Tax Credits. As of December 31, 1995, all of the Apartment Complexes had commenced operations, as of March 31, 1996, and 1995, twenty and eighteen of the Apartment Complexes had commenced operations. Accordingly, the "Equity in losses from limited partnerships" for the periods ended March 31, 1996 and 1995 reflected in the Statement of Operations of the Partnership is not indicative of the amounts to be reported in future years.

As reflected on its Statements of Operations, the Partnership had a loss of approximately $223,000 and $172,000 for the three months ended March 31, 1996 and 1995, respectively. The component items of revenue and expense are discussed below.

Revenue. The Partnership's revenues have consisted and are anticipated to consist entirely of interest earned on Promissory Notes and cash deposits held in financial institutions (i) as reserves, or (ii) pending investment in Limited Partnerships. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances. It is anticipated that the Partnership will maintain cash reserves in an amount not materially in excess of the minimum amount required by its Partnership Agreement, which is 3% of capital contributions.

Expenses. The most significant component of operating expenses has been and is expected to be the Asset Management Fee. The Asset Management Fee is equal to the greater of (i) $2,000 for each Apartment Complex or (ii) 0.275% of gross proceeds, and will be decreased or increased annually based on changes to the Consumer Price Index.

Amortization expense consist of the amortization over a period of 30 years of the Acquisition Fee and other expenses attributable to the acquisition of Limited Partnership Interests.

Equity in Losses from Limited Partnership. The Partnership's equity in losses from Limited Partnerships is equal to 95%-99% of the aggregate net losses of each Limited Partnership incurred after admission of the Partnership as a limited partner thereof.

After rent-up all Limited Partnerships are expected to generate losses during each year of operations; this is so because, although rental income is expected to exceed cash operating expenses, depreciation and amortization deductions claimed by the Limited Partnerships are expected to exceed net rental income.

The Partnership accounts for its investments in Local Partnerships using the equity method of accounting, whereby The Partnership reduces its investment balance for its share of Local Partnerships' losses and distributions. Losses are not recognized to the extent that the investment balance would be adjusted below zero.

Part II.  Other Information

Item 1.  Legal Proceedings

         None.


Item 6.  Exhibits and Reports on Form 8-K

1.  None.


         No reports on Form 8-K were filed during the quarter ended March 31, 1996.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND IV, L.P., Series 1

By:  WNC Tax Credit Partners IV, L.P.       General Partner


By:  WNC & ASSOCIATES, INC.         General Partner



By:  /s/ John B. Lester, Jr.
-----------------------------------------------------
John B. Lester, Jr.        President, WNC & Associates, Inc.

Date: January 20, 1999

By:  /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul  Vice President - Finance, WNC & Associates, Inc.

Date: January 20, 1999