Form 10-Q
period 1996-09-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 1999-01-22
CIK 913496

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996



PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

  Balance Sheets, September 30, 1996 and December 31, 1995...................3

  Statement of Operations
           For the nine months ended September 30, 1996 and 1995.............4

  Statement of Partners' Equity
           For the nine months ended September 30, 1996 and 1995.............5

  Statement of Cash Flows
           For the nine months ended September 30, 1996 and 1995.............6

  Notes to Financial Statements..............................................8

  Item 2. Management's Discussion and Analysis of
    Financial  Condition and Results of Operations...........................13


PART II. OTHER INFORMATION


  Item 6. Exhibits and Reports on Form 8-K...................................16

  Signatures.................................................................17

                WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                      (A California Limited Partnership)

                              BALANCE SHEETS
                  September 30, 1996 and December 31, 1995


ASSETS                                        1996                      1995
                                              ----                      ----

Cash and cash equivalents        $         1,090,962       $         1,410,867

 Investment in limited
  partnerships - Note 2                    6,166,220                 6,928,034

 Other assets - Note 4                         9,915                    16,239
                                          ----------                ----------


                                  $        7,267,097        $        8,355,140
                                          ==========                ==========


LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Payable to limited partnerships
     (Note 4)                     $          384,125       $           799,745
 Accrued fees and expenses due to
   general partner and affiliates
     (Note 3)                                 74,383                    65,438
                                          ----------                ----------
                                             458,508                   865,183
                                          ----------                ----------
Partners' equity (deficit):
 General partner                             (31,815)                  (25,001)
 Limited partners (10,000 units
  authorized, issued and outstanding)      6,840,404                 7,514,958
                                          ----------                ----------

Total partners' equity                     6,808,589                 7,489,957
                                          ----------                ----------

                                  $        7,267,097        $        8,355,140
                                          ==========                ==========


                                     UNAUDITED
                   See Accompanying Notes to Financial Statements

                   WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                         (A California Limited Partnership)

                               STATEMENT OF OPERATIONS
                For the Nine Months Ended September 30, 1996 and 1995

                                     1996                        1995
                                     ----                        ----

                               Three        Nine         Three         Nine
                               Months       Months       Months        Months
                               ------       ------       ------        ------

Interest income         $      12,201  $    39,819  $    13,342  $      51,107
                            ---------    ---------    ---------      ---------

Operating expenses:
Amortization                    7,781       23,251        7,714         23,127
Asset management fees (Note 4) 10,000       30,000        9,500         26,667
Legal and accounting            2,224        3,874            -          1,650
Other                             893        7,262        2,828          9,420
                            ---------    ---------    ---------      ---------


Total operating expenses       20,898       64,387       20,042         60,864
                            ---------    ---------    ---------      ---------

Loss from operations           (8,697)     (24,568)      (6,700)        (9,757)
                            ---------    ---------    ---------      ---------

Equity in loss from
 limited partnerships        (264,400)    (656,800)    (128,670)      (383,100)
                            ---------    ---------    ---------      ---------

Net loss                $    (273,097) $  (681,368) $  (135,370)  $   (392,857)
                            =========    =========    =========      =========

Net loss allocated to:
  General partner       $      (2,731) $    (6,814) $    (1,354)  $     (3,929)
                            =========    =========    =========      =========

  Limited partners      $    (270,366) $   674,554) $  (134,016)  $   (388,928)
                            =========    =========    =========      =========

Net loss per limited
 partner units (10,000 units
 issued and outstanding) $        (27) $       (67) $       (13)  $        (39)
                            =========    =========    =========      =========


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                         (A California Limited Partnership)
                            STATEMENT OF PARTNERS' EQUITY

                 For the Nine Months Ended September 30, 1996 and 1995



For the Nine Months Ended September 30, 1996

                                          General       Limited
                                          Partner       Partner        Total
                                          -------       -------        -----

Equity (deficit), December 31, 1995   $   (25,001)  $  7,514,958   $ 7,489,957

Net loss for the nine months ended
 September 30, 1996                        (6,814)      (674,554)     (681,368)
                                         --------      ---------     ---------

Equity (deficit), September 30, 1996  $   (31,815)  $  6,840,404   $ 6,808,589
                                         ========      =========     =========




For the Nine Months Ended September 30,1995
                                          General       Limited
                                          Partner       Partner        Total
                                          -------       -------        -----

Equity (deficit), December 31, 1994    $  (18,188)  $  8,044,400   $ 8,026,212

Offering expenses                             (41)        (4,093)       (4,134)


Capital collected from notes receivable                  145,000       145,000

Net loss for the nine months ended
 September 30, 1995                        (3,929)      (388,928)     (392,857)
                                         --------      ---------     ---------

Equity (deficit), September 30, 1995    $ (22,158)  $  7,796,379   $ 7,774,221
                                         ========      =========     =========


                                     UNAUDITED
                  See Accompanying Notes to Financial Statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                        (A California Limited Partnership)

                             STATEMENT  OF CASH  FLOWS
               For the Nine Months Ended September 30, 1996 and 1995

                                                         1996             1995
                                                         ----             ----

Cash flows provided by operating activities:
Net loss                                            $   (681,368) $   (392,857)
 Adjustments to reconcile net loss to net
 cash provided operating activities:
  Equity in loss of limited partnerships                 656,800       383,100
  Amortization                                            23,250        23,127
  Asset management fee                                    15,000        26,667
  Change in other assets                                   4,074         1,663
  Accrued fees and expense due
  to general partner and affiliates                       (6,055)         (382)
                                                       ---------     ----------
    Net cash provided by operating activities             11,701        41,318
                                                       ---------     ---------

Cash flows used in investing activities:
  Investments in limited partnerships                   (334,129)   (1,130,115)
  Acquisition costs and fees                              (5,502)       27,619
  Distribution from limited partnerships                   8,025         1,350
                                                       ---------    ----------
  Net cash used in investing activities                 (331,606)   (1,101,146)
                                                       ---------    ----------

Cash flows provided by financing activities:
 Decrease in advances from general partner and
  affiliates                                                           459,631
 Capital contributions from partners                                   145,000
 Offering costs                                                -       (17,597)
                                                      ----------    ----------
 Net cash provided by financing activities                     -       587,034
                                                      ----------    ----------

Net decrease in cash and cash equivalents               (319,905)     (472,794)
                                                      ----------    ----------

Cash and cash equivalents, beginning of period         1,410,867     2,107,761
                                                      ----------    ----------

Cash and cash equivalent, end of period           $    1,090,962 $   1,634,967
                                                      ==========    ==========

                                     UNAUDITED
                    See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                         (A California Limited Partnership)

                         STATEMENT OF CASH FLOWS - CONTINUED

             For the Nine months Ended to September 30, 1996 and 1995



Supplemental disclosure of noncash financing and investing activity:
--------------------------------------------------------------------

During the nine months ended September 30, 1996, the Partnership realized a reduction of $81,491 to payables to limited partnerships (in connection with its investments in limited partnerships) due to reduced tax credits in three limited partnerships.


--------------------------------------------------------------------------------

During the nine months ended March 31, 1995, the Partnership realized a reduction of $113,345 to payables to limited partnerships (in connection with its investments in limited partnerships) due to reduced tax credits in six limited partnerships.





















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

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and the results of operations and changes in cash flows for the nine months ended September 30, 1996 and 1995. .

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

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

As of September 30, 1996 and 1995 the Partnership had acquired limited partnership interests in twenty limited partnerships each of which owns one Apartment Complex. As of September 30, 1996 and 1995, construction or rehabilitation of twenty and nineteen, respectively, of the Apartment Complexes had been completed and zero and one was undergoing construction or rehabilitation.

                   WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                         (A California Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)
-------------------------------------------------------

The Partnership, as a limited partner, is generally a 99% owner and generally entitled to 99% of the operating profits and losses of the limited partnerships upon the acquisition of its limited partnership interest. The Partnership is a 95% owner of two of the partnerships, Beckwood Manor and Evergreen Four. Following is a summary of the components of investment in limited partnerships as of September 30, 1996 and December 31, 1995:

                                              1996                      1995
                                              ----                      ----

Investment balance,
  beginning of period                   $     6,928,034         $    7,852,303
Equity in loss of limited
  partnership                                  (656,800)              (727,986)
Tax credit adjustments and distributions        (89,516)              (172,429)

Capitalized acquisition fees                      5,502                  4,072
Amortization of capitalized
  acquisition costs                             (21,000)               (27,926)
                                              ---------              ---------
Investment balance,
  end of period                         $     6,166,220          $   6,928,034
                                              =========              =========

Selected financial information from the financial statements of the limited partnerships with operations for the nine months ended and inception to September 30, 1996 and 1995 is as follows:

                                                   1996                1995
                                                   ----                ----

 Total revenue                           $     1,445,800     $       1,439,000
                                               ---------             ---------
 Interest expense                                510,700               425,000
 Depreciation                                    583,000               531,000
 Operating expenses                              749,400               870,000
                                               ---------             ---------
 Total expenses                                1,843,100             1,826,000
                                               ---------             ---------
 Net loss                                $      (397,300)    $        (387,000)
                                               =========             =========
 Net loss allocable to the
   Partnership                           $      (392,400)    $        (383,100)
                                               =========             =========

                   WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                         (A California Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of 8% of the gross proceeds from the sale of Partnership units. Through September 30, 1996 the Partnership had incurred acquisition fees of $800,000.

         An annual asset management fee equal to the greater amount of (i) $2,000 for each Apartment Complex, or (ii) 0.275% of Gross Proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2 % of the invested assets (defined as the Partnership's capital contributions to the limited partnerships plus its allocable percentage of the permanent financing) of the limited partnerships which are subsidized under one or more Federal, state or local government programs. The Partnership has incurred fees of $30,000 and $26,667 for the nine months ended September 30, 1996 and 1995, respectively.

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

                   WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                          (A California Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)
-----------------------------------------------

Accrued fees and advances due to/(from) General Partner and affiliates consist of the following at September 30, 1996 and December 31, 1995:

                                                  1996               1995
                                                  ----               ----

Asset management fee payable                   $  81,668         $  66,667
Advances made for acquisition
 costs, organizational,
 offering and selling expenses                    (7,285)           (1,229)
                                                 -------           -------

                                               $  74,383         $  65,438
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

Liquidity and Capital Resources
-------------------------------

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $320,000 for the period ended September 30, 1996. This decrease in cash consists of cash used by investing and cash provided by investing and operating activities. Cash was used by the investing activities of the Partnership during such period in the aggregate amount of approximately $332,000, which consisted of cash used in capital contributions to Limited Partnerships and acquisitions costs of approximately $334,000 and $6,000, respectively and cash provided by distributions from Limited Partnerships of approximately $8,000. Cash provided by operating activities consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $473,000 for the period ended September 30, 1995. This decrease in cash consists of cash used by investing and cash provided by financing and operating activities. Cash was used by the investing activities of the Partnership during such period in the aggregate amount of approximately $1,101,000, which consisted of cash used in capital contributions to Limited Partnerships of approximately $1,130,000 and cash provided by distributions from Limited Partnerships and acquisition costs and fees of approximately $1,000 and 28,000, respectively. Cash provided by financing activities for the period ended March 31, 1995, in the aggregate amount of approximately $587,000 consisted of a decrease of an advance from the general partner and capital contributions from partners of approximately $460,000 and $145,000, respectively and cash used for offering costs of approximately $18,000. Cash provided by operating activities consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

As of September 30, 1996 and December 31, 1995 the Partnership was indebted to WNC & Associates, Inc. in the amount of approximately $74,000 and $65,000, respectively. The component items of such indebtedness consisted of advances for operating expenses of approximately $74,000 and $65,000, respectively.

On July 18, 1995, the Partnership sold the last of its total of 10,000 Units. No additional Units will be issued with respect to the Partnership. As of September 30, 1996 and December 31, 1995, the Partnership received a total of $10,000,000 from the sale of Units. Substantially all the $10,000,000 has been committed to the purchase price and acquisition fees and costs of investment in Limited Partnerships, reserves and expenses of the offering.

The Partnership had made capital contributions to Limited Partnerships in the amount of approximately $6,813,000 and $6,479,000 as of September 30, 1996 and December 31, 1995, respectively. The Partnership does not anticipate further needs of either bank financing or loans from affiliates of the General Partner.

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

Results of Operations
---------------------

As of December 31, 1995, and September 30, 1996 the Partnership had acquired interests in 20 Limited Partnerships. Each of the Apartment Complexes owned by the 20 Limited Partnerships receives or is expected to receive government assistance and each of them has received a reservation for Housing Tax Credits. As of December 31, 1995, September 30, 1996, and 1995, all of the Apartment Complexes had commenced operations, two for less then a full year in 1995.
 .Accordingly, the "Equity in losses from limited partnerships" for the periods ended September 30, 1996 and 1995 reflected in the Statement of Operations of the Partnership is not indicative of the amounts to be reported in future years.

As reflected on its Statements of Operations, the Partnership had a loss of approximately $408,000 and $257,000 for the nine months ended September 30, 1996 and 1995, respectively. The component items of revenue and expense are discussed below.

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

Part II.  Other Information

Item 1.  Legal Proceedings

         None.


Item 6.  Exhibits and Reports on Form 8-K

1.  None.


         No reports on Form 8-K were filed during the quarter ended September 30, 1996.

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