Form 10-K
period 1996-12-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 1999-01-22
CIK 913496

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:    December 31, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from                   to

Commission file number  0-26048



                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 1
             (Exact name of registrant as specified in its charter)


            California                              33-0563307
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)




              3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626
                    (Address of principal executive offices)


                                 (714) 662-5565
                         (Registrant's telephone number,
                              including area code)

Securities registered pursuant to Section 12 (b) of the Act:
     NONE


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

Yes [ ]    No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.) - Inapplicable.

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

NONE

PART I.

ITEM 1. BUSINESS:

Organization
------------

WNC Housing Tax Credit Fund IV, L.P., Series 1 (the "Partnership") is a California Limited Partnership formed under the laws of the State of California on May 4, 1993 to acquire limited partnership interests in local limited partnerships ("Local Limited Partnerships") which own multifamily apartment complexes that are eligible for low-income housing federal income tax credits (the "Housing Tax Credit").

The general partner of the Partnership is WNC Tax Credits Partner IV, L.P. ("TCP IV"). The general partner of TCP IV is WNC & Associates, Inc. ("Associates"). The business of the Partnership is conducted primarily through Associates as neither TCP IV nor the Partnership has employees of their own.

On October 20, 1993, the Partnership commenced a public offering ("Offering") of 10,000 Units of Limited Partnership Interest ("Limited Partnership Interest"), at a price of $1,000 per Limited Partnership Interest. The Partnership's offering terminated on July 19, 1994. A total of 10,000 Limited Partnership Interests representing $10,000,000 had been sold.

Holders of Limited Partnership Interests are referred to herein as "Limited Partners."

The Partnership has applied and will apply funds raised through its public offerings, including the installment payments of the Limited Partners' promissory notes as received, to the purchase price and acquisition fees and costs of Local Limited Partnership Interests, reserves, and expenses of this Offering.


Description of Business
-----------------------

The Partnership's principal business is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner in Local Limited Partnerships each of which will own and operate an apartment complex ("Apartment Complex") which will qualify for the federal low-income housing tax credit (the "Low Income Housing Credit In general, under Section 42, an owner of a low-income housing project is entitled to receive the Low Income Housing Credit in each year of a ten-year period (the "Credit Period"). The Apartment Complex is subject to a fifteen-year compliance period (the "Compliance Period").

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by a Local Limited Partnership of any Apartment Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Apartment Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the inability of the Partnership to directly cause the sale of Apartment

Complexes by the general partners of the respective Local Limited Partnerships ( the "Local General Partners"), but generally only to require such Local General Partners to use their respective best efforts to find a purchaser for the Apartment Complexes, it is not possible at this time to predict whether the liquidation of substantially all of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership ("Partnership Agreement") will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell an Apartment Complex, it is anticipated that the Local General Partner will either continue to operate such Apartment Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. In addition, circumstances beyond the control of the General Partner may occur during the Compliance Period which would require the Partnership to approve the disposition of an Apartment Complex prior to the end thereof.

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership multifamily residential real estate. Some of these risks are that the Low Income Housing Credit could be recaptured and neither the Partnership's investments nor the Apartment Complexes owned by Local Limited Partnerships will be readily marketable. Additionally, there can be no assurance that the Partnership will be able to dispose of its interests in the Local
Limited Partnerships at the end of the Compliance Period. The value of the Partnership's investments could be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Apartment Complexes and the Partnership. The Apartment Complexes will be subject to loss through foreclosure. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of TCP IV and the Local General Partners, there can be no assurance that Partnership operations will be profitable or that the anticipated Low Income Housing Credits will be available to Limited Partners.

The Apartment Complexes owned by the Local Limited Partnerships in which the Partnership has invested or is expected to invest were or are being developed by Local General Partners who acquired the sites and applied for applicable mortgages and subsidies. The Partnership became or will become the principal limited partner in these Local Limited Partnerships pursuant to arm's-length negotiations with the Local General Partners. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnership is limited to its investment. The Local General Partners retain responsibility for developing, constructing, maintaining, operating and managing the Apartment Complex.

As of December 31, 1996 and 1995, the Partnership had invested in twenty Local Limited Partnerships. Each of these Local Limited Partnerships owns an Apartment Complex that is or is expected to be eligible for the Housing Tax Credit. All of the Local Limited Partnerships also benefit from government programs promoting low or moderate income housing. As of December 31, 1996, construction or rehabilitation of the underlying Apartment Complexes was completed on all twenty Apartment Complexes.

The following is a schedule of the status as of December 31, 1996, of the Apartment Complexes owned by Local Limited Partnerships in which the Partnership was a limited partner as of December 31, 1996.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                   IN WHICH THE PARTNERSHIP HAS AN INVESTMENT
                             AS OF DECEMBER 31, 1996

                                               No. of       Units                Units               Percentage of Total
Name & Location                                 Apts.       Completed             Occupied           Units Occupied
---------------                                 -----       ---------             --------           --------------

ALPINE                                         36                 36                   36                      100%
  Alpine, (Brewster Co.) Texas
BAYCITY                                        62                 62                   60                      97%
  Baytown (Harris Co.) Texas
BECKWOOD MANOR                                 42                 42                   38                      90%
  Marianna (Lee Co.), Arkansas
BRISCOE MANOR                                  31                 31                   31                      100%
  Galena (Kent Co.), Maryland
EVERGREEN                                      24                 24                   22                      92%
  Maynard (Randolph Co.), Arkansas
FAWN HAVEN                                     28                 28                   27                      96%
  Manchester (Adams Co.), Ohio
FORT STOCKTON                                  36                 36                   32                      89%
  Ft Stockton (Pecos Co.), Texas
HIDDEN VALLEY                                  40                 40                   39                      98%
  Gallup (McKinley Co.), New Mexico
HOI LENOIR                                     34                 34                   34                      100%
  Lenoir (Caldwell Co. ), North
Carolina
INDIAN  CREEK                                  48                 48                   43                      90%
  Bucyrus (Crawford Co.) Ohio
LAUREL CREEK                                   24                 24                   24                      100%
  San Luis Obispo (San Luis Obispo) CA
MADISONVILLE                                   32                 32                   28                      88%
  Madisonville (Madison Co.) Texas
MOUNTAIN GRAHAM                                40                 40                   38                      96%
  Safford (Graham Co.) Arizona

                                               No. of       Units                Units               Percentage of Total
Name & Location                                 Apts.       Completed             Occupied           Units Occupied
---------------                                 -----       ---------             --------           --------------


NORTHSIDE PLAZA                                48                 48                   48                      100%
  Angleton (Brazoria Co.) Texas
PAMPA MANOR                                    32                 32                   26                      81%
  Pampa (Gray Co) Texas
REGENCY COURT                                  115                115                  101                     88%
  Monrovia (Los Angeles Co.), CA

SANDPIPER                                      24                 24                   24                      100%
  Aulander,(Bertie Co.), N.C.
VERNON MANOR                                   28                 28                   28                      100%
  Vernon (Wilbarger Co.), Texas
WATERFORD PLACE                                32                 32                   30                      94%
  Calhoun Falls (Abbeville Co.)       S.C.
YANTIS SENIORS                                 24                 24                   24                      100%
  Yantis (Wood Co) Texas

                                               780                780                  733                     94%
                                               ===                ===                  ===                     ===


Description of Local Limited Partnerships
-----------------------------------------

The Partnership has become a limited partner in the Local Limited Partnerships listed below. Each Local Limited Partnership owns an apartment complex located per the above chart.

The  following   tables  contain   information   concerning  the  Local  Limited
Partnerships acquired by the Partnership.

-------------- ---------------- --------------- -------------- ------------------ ------------- ---------------- -----------------
     Local     Project Name     Construction    Estimated      Number of          Basic         Permanent        Local Limited
Limited                         Completion      Development    Apartment Units    Monthly       Mortgage Loan    Partnership's
Partnership                                     Cost With                         Rents         Amount           Anticipated Tax
                                                Land                                                             Credits (1)
-------------- ---------------- --------------- -------------- ------------------ ------------- ---------------- -----------------
ALPINE         Alpine Manor     April 1994      $1,167,000     36 1BR             $243          $931,000         $394,000
               Apartments                                      674 sq. ft.                      (3)
-------------- ---------------- --------------- -------------- ------------------ ------------- ---------------- -----------------
BAYCITY        Baycity          April 1994      $1,826,000     18 1BR units       $200          $791,000         $626,000
               Village                                         710 sq. ft.                      (acquisition)
               Apartments                                                                       (3)
               (4)                                             30 2BR units       $225
                                                               799 sq. ft.                      $738,000
                                                                                                (rehab)
                                                               14 3BR units       $310          (3)
                                                               1,190 sq. ft.

-------------- ---------------- --------------- -------------- ------------------ ------------- ---------------- -----------------

-------------- ---------------- --------------- -------------- ------------------ ------------- ---------------- -----------------
     Local     Project Name     Construction    Estimated      Number of          Basic         Permanent        Local Limited
Limited                         Completion      Development    Apartment Units    Monthly       Mortgage Loan    Partnership's
Partnership                                     Cost With                         Rents         Amount           Anticipated Tax
                                                Land                                                             Credits (1)
-------------- ---------------- --------------- -------------- ------------------ ------------- ---------------- -----------------
BECKWOOD       Riverview        August 1994     $1,779,000     40 1BR units       $250          $1,401,000       $609,000
               Apartments                                      563 sq. ft.                      (3)
               (2)
                                                               2 2BR units        $290
                                                               764 sq. ft.
-------------- ---------------- --------------- -------------- ------------------ ------------- ---------------- -----------------
BRISCOE        Briscoe          January 1995    $1,546,000     31 1BR units       $345          $1,500,000       $648,000
               Manor                                           624 sq. ft.                      (3)
               Apartments
               (2)
-------------- ---------------- --------------- -------------- ------------------ ------------- ---------------- -----------------
EVERGREEN      Broadway Cove    September 1994  $1,123,000     24 1BR units       $265          880,000          $386,000
               Apartments                                      624 sq. ft.                      (3)
               (2)
-------------- ---------------- --------------- -------------- ------------------ ------------- ---------------- -----------------
FAWN HAVEN     Fawn Haven       December 1993   $1,069,000     28 1BR units       $220          $873,000 (3)     $376,000
               Village                                         579 sq. ft.
               Apartments
               (2)
-------------- ---------------- --------------- -------------- ------------------ ------------- ---------------- -----------------
FORT           Fort Stockton    October 1994    $1,248,000     36 1BR units       $255          1,024,000        $453,000
STOCKTON       Manor                                           674 sq. ft.                      (3)
               Apartments
               (2)
-------------- ---------------- --------------- -------------- ------------------ ------------- ---------------- -----------------
HIDDEN         Hidden           August 1994     $1,912,000     10 1BR units       $270          $1,500,000       $801,000
VALLEY         Valley                                          645 sq. ft.                      (3)
               Apartments
                                                               20 2BR units       $320
                                                               827 sq. ft.

                                                               10 3BR units       $370
                                                               946 sq. ft.
-------------- ---------------- --------------- -------------- ------------------ ------------- ---------------- -----------------
HOI OF         Skyland          February 1994   $1,162,000     8 1BR units        $214          $650,000         $399,500
LENOIR         Apartments                                      623 sq. ft.                      (acquisition)
               (4)                                                                              (3)
                                                               22 2BR units       $234
                                                               823 sq. ft.                      $190,000
                                                                                                (rehab)
                                                               4 3BR units        $249          (3)
                                                               950 sq. ft.
                                                                                                $378,000 (5)
-------------- ---------------- --------------- -------------- ------------------ ------------- ---------------- -----------------
INDIAN         Indian Creek     November 1994   $1,780,000     16 1BR units       $205          $1,497,000       $637,000
CREEK          Apartments                                      664 sq. ft.                      (3)

                                                               32 2BR units       $250
                                                               751 sq. ft.
-------------- ---------------- --------------- -------------- ------------------ ------------- ---------------- -----------------
LAUREL         Laurel           June 1994       $2,165,000     19 1BR units       $337-413      $750,000         $2,313,000
               Creek                                           620 sq. ft.                      (CCRC) (6)
               Apartments
                                                               5 2BR units        $498
               (2)                                             840 sq. ft.
-------------- ---------------- --------------- -------------- ------------------ ------------- ---------------- -----------------
MADISON-       Madisonville     September 1994  $1,0250,000    28 1BR units       $296          $992,000 (3)     $445,000
VILLE          Manor                                           656 sq. ft.
               Senior
               Citizens                                        4 2BR units        $351
               Apartments                                      776 sq. ft.
               (2)

-------------- ---------------- --------------- -------------- ------------------ ------------- ---------------- -----------------

-------------- ---------------- --------------- -------------- ------------------ ------------- ---------------- -----------------
     Local     Project Name     Construction    Estimated      Number of          Basic         Permanent        Local Limited
Limited                         Completion      Development    Apartment Units    Monthly       Mortgage Loan    Partnership's
Partnership                                     Cost With                         Rents         Amount           Anticipated Tax
                                                Land                                                             Credits (1)
-------------- ---------------- --------------- -------------- ------------------ ------------- ---------------- -----------------
MT.            Mt. Graham       November 1994   $1,876,000     8 1BR units        $232          $1,500,000       $788,000
GRAHAM         Apartments                                      592 sq. ft.                      (3)

                                                               24 2BR units       $282
                                                               734 sq. ft.

                                                               8 3BR units        $329
                                                               897 sq. ft.
-------------- ---------------- --------------- -------------- ------------------ ------------- ---------------- -----------------
NORTHSIDE      Northside        December 1994   $1,758,000     44 1BR units       $259          $1,384,000       $613,000
               Plaza                                           654 sq. ft.                      (3)
               Apartments
               (2)                                             4 2BR units        $306
                                   774 sq. ft.
-------------- ---------------- --------------- -------------- ------------------ ------------- ---------------- -----------------
PAMPA          Pampa            June 1994       $1,029,000     32 1BR units       $275          $854,000 (3)     $363,000
               Manor                                           650 sq. ft.
               Apartments
               (2)
-------------- ---------------- --------------- -------------- ------------------ ------------- ---------------- -----------------
REGENCY        Regency          June 1995       $9,050,000     107 1BR units      $445-527      $4,400,000       $3,417,000
               Court                                           550 sq. ft.                      (CHFA) (7)
               Apartments
                                                               8 2BR units                      $150,000
               30 1&2-story                                    740 sq. ft.        $528-633      (HOME) (8)
               Buildings
               (2)
-------------- ---------------- --------------- -------------- ------------------ ------------- ---------------- -----------------
SANDPIPER      Sandpiper        April 1995      $1,100,000     22 1BR units       $315          $960,000         $433,000
               Square                                          650 sq. ft.                      (FmHA) (3)
               Apartments
                                                               2 2BR units        $335
               (2)                                             800 sq. ft.
-------------- ---------------- --------------- -------------- ------------------ ------------- ---------------- -----------------
VERNON         Vernon           May 1994        $905,000       28 1BR units       $260          $744,000 (3)     $325,000
               Manor                                           674 sq. ft.
               Apartments
               (2)
-------------- ---------------- --------------- -------------- ------------------ ------------- ---------------- -----------------
WATER-         Waterford        April 1994      $1,514,000     32 1BR units       $289          $1,201,000       $549,000
FORD           Place                                           649 sq. ft.                      (3)
               Apartments
               (2)
-------------- ---------------- --------------- -------------- ------------------ ------------- ---------------- -----------------
YANTIS         Yantis           February        $842,000       24 1BR units       $265          $641,000 (3)     $287,000
               Seniors          1994                           674 sq. ft.
               Apartments
               (2)
-------------- ---------------- --------------- -------------- ------------------ ------------- ---------------- -----------------

(1) Low Income Housing Credits are available over a ten-year period. For the year in which the credit first becomes available with respect to an Apartment Complex, The Partnership will receive only that percentage of the annual credit which corresponds to the number of months during which The Partnership was a limited partner of the Local Limited Partnership, and during which the Apartment Complex was completed and in service. See the discussion under "The Low Income Housing Credit" in the Prospectus.

(2)      Senior citizen housing.

(3) The Rural Economic and Community Development Services (formerly the Farmers Home Administration) of the United States Department of Agriculture ("RECDS") provided the mortgage loans under the RECDS
         Section 515 Mortgage Loan Program. Each of these mortgage loans has a 50-year term and bears annual interest at a market rate prior to reduction of the interest rate by a mortgage interest subsidy to an annual rate of 1%, with principal and interest payable monthly based on a 50-year amortization schedule.

(4)      Rehabilitation property.

(5) The loan was provided by Housing Opportunities, Inc. ("HOI"), the Local General Partner, is unsecured, and bears interest at the rate of 7% per annum payable annually, with all principal payable on the earlier of March 30, 2008 or the sale or refinancing of the Apartment Complex.

(6) The California Community Reinvestment Corporation ("CCRC") provided the mortgage loan at an interest rate of 8.5% per annum (equal to the U.S. Treasury Index plus 1.25% per annum),with principal and interest payable monthly based on a 30-year amortization schedule.

(7) California Housing Finance Agency ("CHFA") makes below-market mortgages available for those projects where at least 20% of the apartment units are set aside for very low income tenants at affordable rents. The CHFA loan will be a 30-year loan and is expected to bear interest at the rate of 6.85% per annum, with principal and interest payable monthly based on a 30-year amortization schedule.

(8) The HOME Program was created under the National Affordable Housing Act of 1990. States, metropolitan cities, urban counties and consortia (contiguous units of local government) are eligible to become participating jurisdictions in the HOME Program. The HOME funds are allocated by formula, with 60% of these funds available for metropolitan cities, urban counties and consortia and 40% for states. HOME funds may be used for tenant-based rental assistance, assistance to home-buyers and homeowners, property acquisition, new construction, moderate or substantial rehabilitation, site improvements, demolition, relocation expenses and other reasonable and necessary expenses related to development of non-luxury housing. The HOME loan will be provided through CDCLA, will be a 15-year loan and is expected to bear interest at the rate of 3% per annum, with principal and interest payable as set forth below under "Other Terms of Investments." All unpaid amounts will be due and payable on maturity of the loan.

         Alpine (ALPINE) Alpine is in Brewster County, Texas at the intersection of U.S. Highways 67/90 and State Highway 118, 152 miles southwest of Odessa, 26 miles north of Big Bend National Park, and 89 miles north of the Mexican Border. The population of Alpine is approximately 5,600. The city's major employers are the Alpine Independent School district and Sul Ross State University.

         Baytown (BAYCITY) Baytown is in Harris County, Texas, along Galveston Bay. Interstate Highway 10 connects Baytown with Houston, 30 miles to the west. Baytown's population is approximately 66,000. It's major employers are the Goosecreek School District and Exxon.

         Marianna (BECKWOOD) Marianna, the county seat of Lee County, Arkansas, is 60 miles southwest of Memphis and 100 miles east of Little Rock. In 1990, the population of Marianna was approximately 6,000. The city is located at the intersection of U.S. Highway 79 and State Highway 1, which connects to Interstate Highway 40 approximately 17 miles to the north. Major employers in the city include Douglas & Lomason (auto stamping), Doors of Arkansas (metal doors), and Markland Labs (ethnic hair products).

         Galena (BRISCOE) Galena is in Kent County, Maryland, 40 miles southwest of Wilmington, Delaware and 40 miles northwest of Dover, Delaware. In 1990, the population of Galena was approximately 325. Access to the city is provided by State Highway 213 and U.S. Highway 301. The economy of Kent County is based largely in agriculture. The largest employer in Galena is Galena Middle School.

         Maynard (EVERGREEN) Maynard is in Randolph County, Arkansas along State Highways 115 and 166, seven miles south of the Missouri border in the northeastern section of the state. The population of Maynard is approximately
330. The largest employer in Maynard is Hill Sawmill.

         Manchester (FAWN HAVEN) Manchester is in Adams County, Ohio, along the Ohio River. U.S. Highway 52 connects Manchester with Cincinnati, 60 miles west, and Portsmouth, 50 miles east. The population of Manchester in 1990 was approximately 2,300. The city's two major employers are Manchester Manufacturing (men's apparel) and Welded Wire (manufacturer of products for refrigeration industry).

         Fort Stockton (FORT STOCKTON) Fort Stockton is the county seat of Pecos County, Texas. The city is located in the southwestern section of Texas at the intersection of Interstate Highway 10, U.S. Highways 67, 285 and 385, and State Highway 18. The population of Fort Stockton is approximately 8,500. The economy of Pecos County is based primarily in oil, gas and ranching. Fort Stockton's largest employer is Northern Natural Gas.

         Gallup (HIDDEN VALLEY) Gallup is the county seat of McKinley County, New Mexico. The city is located in the western section of the state 20 miles east of the Arizona border and 135 miles northwest of Albuquerque, at the intersection of Interstate Highway 40 and U.S. Highway 666. The population of Gallup is approximately 19,000. The economy is based primarily in retail and services; approximately 15 Federal and state agencies have offices in Gallup. Tourism also contributes to Gallup's economy. The largest employer for the city's residents is the U.S. government.

         Lenoir (HOI OF LENOIR) Lenoir is the county seat of Caldwell County, North Carolina. The city is in the western section of the state along State Highway 321, at the edge of the Pisgah National Forest and the Blue Ridge
Mountains. Charlotte is 85 miles southeast and Winston-Salem is 85 miles northeast of Lenoir. The city's population is approximately 14,200. Furniture manufacturing is the main industry in Lenoir. Included among the city's major employers are Broyhill Furniture, Bernhardt Furniture and Singer Furniture.

         Bucyrus (INDIAN CREEK) Bucyrus is the county seat of Crawford County, Ohio, and is located in the north central section of the state at the intersection of Interstate Highway 30 and State Highways 100, 98 and 4. Toledo is 65 miles northwest and Cleveland is 75 miles northeast. The population of Bucyrus is approximately 13,500. Manufacturing is the largest source of employment in Crawford County, followed by services and retail trade. The major employers in the Bucyrus area are Anchor/Swan (automobile hose manufacturing), Baja Boat (fiberglass boats), and General Electric (fluorescent lamps).

         San Luis Obispo (LAUREL) San Luis Obispo is the county seat of San Luis Obispo County, California. The city is approximately 100 miles north of Santa Barbara, 225 miles north of Los Angeles, and 230 miles south of San Francisco, along U.S. Highway 101. The population of San Luis Obispo is approximately 43,000. The city's major employers are California Polytechnic University, San Luis Obispo County government and Diablo Canyon Power Plant.

         Madisonville (MADISONVILLE) Madisonville is the county seat of Madison County, Texas, and is located in the eastern section of the state along Interstate Highway 45 and U.S. Highway 75. Dallas is 45 miles northwest and Austin is 45 miles southwest of Madisonville. The population of the city is approximately 3,500. While the economy is based in oil and cattle, the major employers in the Madisonville area are Monterey Mushroom Plant, Madisonville School District, and Accura Fiberglass.

         Safford (MT. GRAHAM) Safford is the county seat of Graham County, Arizona, located at the intersection of U.S. Highways 70 and 666 in the southeastern section of the state on the south bank of the Gila River. Tucson is 125 miles southwest and Phoenix is 165 miles northwest of Safford. The population of Safford is approximately 7,500. Agriculture is the mainstay of the Safford and Graham County economy, with cotton being the principal commodity. The major employers are the school system and the Federal and state prison systems.

         Angleton (NORTHSIDE) Angleton is the county seat of Brazoria County, Texas, and is located in the southwestern section of the state, approximately 15 miles northwest of the Gulf of Mexico and 55 miles south of Houston. State Highways 288 and 35 intersect at Angleton providing access to Interstate Highway 45 and State Highway 59. The population of Angleton is approximately 17,000. The local economy is based in chemical manufacturing, petroleum processing, offshore maintenance services, diversified manufacturing, biomedical, electronics, commercial fishing, and agriculture. County government is one of the largest employers, along with Intermedics (manufacturer of pacemakers) and Texas Department of Corrections (prison facility).

         Pampa (PAMPA) Pampa is the county seat of Gray County, Texas, and is located in the northwestern section of the state at the intersection of U.S. Highway 60 and State Highways 70 and 152. Amarillo is 40 miles southwest of Pampa. The city's population is approximately 20,000. The economy of this section of Texas is based primarily in farming and oil. The major employers in Pampa are Hoechst-Celanese (chemical plant), IRI International (drilling rigs & steel forging) and Pampa School District.

         Monrovia (REGENCY) is located in Los Angeles County, California, near the city of Pasadena and the San Gabriel Mountains. The population of Monrovia is approximately 36,000.

         Aulander (SANDPIPER) Aulander is in Bertie County, in northeastern North Carolina along U.S. Highway 13. Greenville is 45 miles southwest and Raleigh is 70 miles southwest. Aulander's population is approximately 1,300. The economy of the city is based primarily in agriculture, and the largest employer for Aulander residents is Golden Peanut (peanut shelling plant).

         Vernon (VERNON) Vernon is the county seat of Wilbarger County, Texas, and is located 50 miles west of Wichita Falls, 180 miles northwest of Dallas/Fort Worth, and 180 miles south of Oklahoma City, Oklahoma. Vernon is at the intersection of U.S. Highway 287 and State Highway 283. The city's population is approximately 12,000. Agriculture and oil are the main industries, and major employers include two state hospitals, a meat packing company, and a junior college.

         Calhoun Falls (WATERFORD) Calhoun Falls is located in Abbeville County, in the western section of South Carolina, along the Georgia border. Greenville is 55 miles north, and Columbia is 100 miles east. State Highway 72 connects the city with Greenwood (25 miles east) and U.S. Highway 178. The population of Calhoun Falls is approximately 2,300. Major employers in the area include the West Point-Pepperell-Calhoun Falls Plant (sheeting) and the Fieldcrest-Cannon-Rocky River Plant (carpeting).

         Yantis (YANTIS) Yantis is in Wood County, Texas in the northeastern section of the state along State Highway 154. The city is 90 miles east of Dallas, 30 miles north of Tyler and 14 miles north of Quitman, the county seat. The population of Yantis is approximately 250. The county's economy is based in mineral and agricultural business and tourism. The largest employer in Yantis is the school district.

-------------- ----------------------------- ------------------- ------------------------------------------- ------------------
                                                                 Sharing Ratio:

                                                                                           Allocations(4)    Approximate
Local          Local                                                                       and Sale or       Partnership's
Limited        General                       Property                                      Refinancing       Capital
Partnership    Partners                      Manager (1)          Cash Flow (2)            Proceeds(5)       Contributions (3)
-------------- ----------------------------- -------------------- ------------------------ ----------------- -------------------
ALPINE         1600 Capital Company, Inc.    M-DC Group, Inc.     WNC: 1st $600               99/1           $243,000
                                             dba Alpha            LGP: 2nd $1,150
                                             Management Co.,      Balance: 99/1               51/49
                                             Inc.
-------------- ----------------------------- -------------------- ------------------------ ----------------- -------------------
BAYCITY        Green Companies Development   Green Realty Co.,    WNC: 1st $750               99/1           $301,000
               Group, Inc.                   Inc.                 LGP: 2nd
                                                                  $1,075                     51/49
                                                                  Balance: 99/1
-------------- ----------------------------- -------------------- ------------------------ ----------------- -------------------
BECKWOOD       Phillips Development          Phillips             WNC: 1st                    95/5           $307,000
               Corporation                   Development          $1,000
                                             Corporation          LGP: 2nd                    51/49
                                                                  $2,860
                                                                  Balance: 95/5
-------------- ----------------------------- -------------------- ------------------------ ----------------- -------------------

-------------- ----------------------------- ------------------- ------------------------------------------- ------------------
                                                                 Sharing Ratio:

                                                                                           Allocations(4)    Approximate
Local          Local                                                                       and Sale or       Partnership's
Limited        General                       Property                                      Refinancing       Capital
Partnership    Partners                      Manager (1)          Cash Flow (2)            Proceeds(5)       Contributions (3)
-------------- ----------------------------- -------------------- ------------------------ ----------------- -------------------
BRISCOE        McKnight & DeCoster, Inc.     Insignia             WNC: 1st                    99/1           $308,000
                                             Management Group     $1,500
                                                                  LGP: 2nd                   51/49
                                                                  $2,210
                                                                  Balance: 99/1

-------------- ----------------------------- -------------------- ------------------------ ----------------- -------------------
EVERGREEN      Phillips                      Phillips             1st $3,375 - $725 to        95/5           $195,000
               Development                   Development          Partnership, $2,560 to
               Corporation                   Corporation          LGP, then 95/5             51/49
-------------- ----------------------------- -------------------- ------------------------ ----------------- -------------------
FAWN HAVEN     George E. Maharg              Maharg               WNC: 1st $700               99/1           $167,000
                                             Management,          LGP: 2nd
               Maharg Realty, Inc.           Inc.                 $1,450                     51/49
                                                                  Balance: 99/1
-------------- ----------------------------- -------------------- ------------------------ ----------------- -------------------
FORT           1600 Capital Company, Inc.    M-DC Group,          WNC: 1st $900               99/1           $224,000
STOCKTON                                     Inc. dba Alpha       LGP: 2nd
                                             Management           $1,700                     51/49
                                             Co., Inc.            Balance: 99/1
-------------- ----------------------------- -------------------- ------------------------ ----------------- -------------------
HIDDEN         Alan Deke Noftsker            M-DC Group,           WNC: 1st                   99/1           $413,000
VALLEY                                       Inc. dba Alpha       $1,000
                                             Management           LGP: 2nd                    51/49
                                             Co., Inc.            $2,700
                                                                  Balance: 99/1
-------------- ----------------------------- -------------------- ------------------------ ----------------- -------------------
HOI OF         Housing                       Weaver Realty        WNC: 1st                   99/1            $198,000
LENOIR         Opportunities, Inc.           Company              $1,000
                                                                  Balance: 85/10             85/10
                                                                  (5% to Class B             (5% to
                                                                  Limited                    Class B
                                                                  Partner) (6)               Limited
                                                                                             Partner)
                                                                                           (6)
-------------- ----------------------------- -------------------- ------------------------ ----------------- -------------------
INDIAN         Georg E. Maharg               Maharg               WNC: 1st                    99/1           $306,000
CREEK                                        Management,          $1,200
                                             Inc.                 LGP: 2nd                    51/49
                                                                  $2,500
                                                                  Balance: 99/1
-------------- ----------------------------- -------------------- ------------------------ ----------------- -------------------
LAUREL         San Luis  Obispo  Non-Profit  Housing Authority    WNC: 25%                    99/1           $1,079,000
               Housing Corporation           of the City of San   LGP: 75%
                                             Luis Obispo                                      51/49
-------------- ----------------------------- -------------------- ------------------------ ----------------- -------------------

MADISON-       Jean Johnson                  Johnson              WNC: 1st $725               99/1           $207,000
VILLE                                        Enterprises          LGP: 2nd
                                             Management Co.       $1,700                      51/49
                                             (J.E.M.C.O.)         Balance: 99/1

-------------- ----------------------------- -------------------- ------------------------ ----------------- -------------------
MT.            Rural Housing, Inc.           Landmark             WNC: 1st                    99/1           $410,000
GRAHAM                                       Management           $1,000
                                             Group, Inc.          LGP: 2nd                    51/49
                                                                  $5,300
                                                                  Balance: 99/1
-------------- ----------------------------- -------------------- ------------------------ ----------------- -------------------
NORTHSIDE      Jean Johnson                  Johnsom              WNC: 1st                    99/1           $302,000
                                             Enterprises          $1,000
                                             Management Co.       LGP: 2nd                    51/49
                                             (J.E.M.C.O.)         $2,490
                                                                   Balance: 99/1
-------------- ----------------------------- -------------------- ------------------------ ----------------- -------------------

-------------- ----------------------------- ------------------- ------------------------------------------- ------------------
                                                                 Sharing Ratio:

                                                                                           Allocations(4)    Approximate
Local          Local                                                                       and Sale or       Partnership's
Limited        General                       Property                                      Refinancing       Capital
Partnership    Partners                      Manager (1)          Cash Flow (2)            Proceeds(5)       Contributions (3)
-------------- ----------------------------- -------------------- ------------------------ ----------------- -------------------

PAMPA          1600 Capital Company, Inc.    M-DC Group,          WNC: 1st $750               99/1           $180,000
                                             Inc. dba             LGP: 2nd
                                             Alpha                $1,500                      51/49
                                             Management           Balance: 99/1
                                             Co., Inc.
-------------- ----------------------------- -------------------- ------------------------ ----------------- -------------------
REGENCY        Ralph F.                      ALM Management,      "Residual Rental             99/1          $1,692,000
               Alfieri                       Inc.                 Receipts" will
                                                                  distributed annually         51/49
               Dennis V.                                          as follows:
               Alfieri                                            3.4$ to  CDCLA in
                                                                  repayment of HOME loan;
               Timothy J.                                         30% to CDCLA as a
               Smith                                              lease payment;
                                                                  33% to the
               Glenn W.                                           Partnership; and
               Togawa                                             33% to LGP

               Dennis H.
               Costanzo

-------------- ----------------------------- -------------------- ------------------------ ----------------- -------------------
SANDPIPER      Norwood Stone                 Wynnefield           WNC: 1st                    99/1           $219,000
               (8)                           Properties, Inc.     $800
                                                                  LGP: 2nd $1,550             51/49
                                                                  Balance: 99/1
-------------- ----------------------------- -------------------- ------------------------ ----------------- -------------------
VERNON         1600 Capital Company, Inc.    M-DC Group,          WNC: 1st $700               99/1           $161,000
                                             Inc. dba Alpha       LGP: 2nd
                                             Management           $1,600                      51/49
                                             Co., Inc.            Balance: 99/1
-------------- ----------------------------- -------------------- ------------------------ ----------------- -------------------
WATER-         Thomas E. Connelly, Jr.       Douglas               WNC: 1st $500              99/1           $272,000
FORD                                         Management           LGP: 2nd
               TEC Rental Properties, Inc.   Company of           $2,970                      51/49
                                             Greenville, Inc.     Balance: 99/1
               Warren H. Abernathy, II

               Solid South, Inc.
-------------- ----------------------------- -------------------- ------------------------ ----------------- -------------------
YANTIS         Charles Cannon, Jr.           M-DC Group,          WNC: 1st $500               99/1           $145,000
                                             Inc. dba Alpha       LGP: 2nd
                                             Management           $1,000                      51/49
                                             Co., Inc.            Balance: 99/1

-------------- ----------------------------- -------------------- ------------------------ ----------------- -------------------


1) The maximum annual management fee payable to the property manager generally is determined pursuant to FmHA or other lender regulations. Each Local General Partner is authorized to employ either itself or one of its Affiliates, or a third party, as a property manager for leasing and management of the Apartment Complex so long as the fee therefor does not exceed the amount authorized and approved by FmHA or other lender for the Apartment Complex.

(3) Reflects the amount of the net cash flow from operations, if any, to be distributed to the Partnership ("WNC") and the Local General Partner(s) ("LGP") of each Local Limited Partnership for each year of operations. In most but not all instances, to the extent that the specific dollar amounts which are to be paid to the Partnership are not paid annually, they will accrue and be paid from sale or refinancing proceeds as an obligation of the Local Limited Partnership.

(4) Subject to certain special allocations, reflects the respective percentage interests of the Partnership and the Local General Partner(s) in profits, losses and Low Income Housing Credits of each Local Limited Partnership commencing with entry of the Partnership as a limited partner.

(5) Reflects the respective percentage interests of the Partnership and the Local General Partner(s) in any net cash proceeds from sale or refinancing of the Apartment Complexes, after payment of the mortgage loan and other Local Limited Partnership obligations (see, e.g., note 3), and the following, in the order set forth:

     ALPINE: The capital contribution of the Partnership (less previous distributions) and the Local General Partner's sales preparation fee.
     BAYCITY: The capital contribution of the Partnership, an amount equal to 5% of net proceeds to the Local General Partner, and the Local General Partner's sales preparation fee.
     BECKWOOD: An amount equal to 5% of net proceeds to the Local General Partner, the capital contribution of the Partnership, and the Local General Partner's sales preparation fee.
     BRISCOE: The capital contribution of the Partnership, and the Local General Partner's sales preparation fee.
     EVERGREEN:  An amount  equal to 5% of net  proceeds  to the  Local  General
Partner, the capital contribution of the Partnership and the Local General Partner's sales preparation fee.
     FAWN HAVEN: The Local General Partners' sales preparation fee, the capital contribution of the Partnership, and the Local General Partner's capital contribution.
     FORT STOCKTON: The capital contribution of the Partnership (less previous distributions), and the Local General Partner's sales preparation fee.
     HIDDEN VALLEY: An amount equal to 5% of net proceeds to the Local General Partner, the capital contribution of the Partnership, and the Local General Partner's sales preparation fee.
     HOI OF LENOIR: The Local General Partner's sales preparation fee, the capital contribution of the Partnership, and the Class B Limited Partner's capital contribution ($10).
     INDIAN CREEK: The Local General Partner's sales preparation fee, the capital contribution of the Partnership, and the Local General Partner's capital contribution.
     LAUREL: The capital contribution of the Partnership, the capital contribution of the Local General Partner and the Local General Partner's sales preparation fee.
     MADISONVILLE: An amount equal to 5% of net proceeds to the Local General Partner, the capital contribution of the Partnership, and the Local General Partner's sales preparation fee.
     MT. GRAHAM: The capital contribution of the Partnership, and the Local General Partner's capital contribution, pro rata.
    NORTHSIDE: An amount equal to 5% of net proceeds to the Local General Partner, the capital contribution of the Partnership, and the Local General Partner's sales preparation fee.
     PAMPA: The capital contribution of the Partnership, and the Local General Partner's sales preparation fee. REGENCY: The capital contribution of the Partnership, and the Local General Partner's sales preparation fee.
     SANDPIPER: The capital contribution of the Partnership and the Local General Partner's sales preparation fee.
     VERNON: The capital contribution of the Partnership, and the
Local  General   Partner's  sales  preparation  fee.
     WATERFORD: The capital contribution of the Partnership, and the Local General Partners' sales preparation fee.
     YANTIS: The capital contribution of the Partnership, and the Local General Partner's sales preparation fee.

As used above, the term "sales preparation fee" means a fee in the amount of 3% of sale or refinancing proceeds, except that with respect to HOI OF LENOIR, the "sales preparation fee" is equal to 6% of sale or refinancing proceeds.

(6) The Class B Limited Partner is Information Conservation, Inc., a North Carolina corporation.

ITEM 2.  PROPERTIES:

Through its investment in Local Limited Partnerships the Partnership holds interests in Apartment Complexes. See Item 1 for information pertaining to the Apartment Complexes.


ITEM 3.  LEGAL PROCEEDINGS:

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit. Units can be assigned only if certain requirements in the Partnership's Agreement are satisfied.

   At December 31, 1996, there were 734 registered holders of Units. The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. The Low Income Housing Credits for 1996, 1995 and 1994 were $136, $101 and $32, respectively, per Unit.


ITEM 6.  SELECTED FINANCIAL DATA

                                                                                              May 4, 1993
                                                                                             (Inception) to
                                                      Years Ended December 31,                 December 31,
                                  ------------------------------------------------            ------------
                                  1996               1995                  1994                   1993
                                  ----               ----                  ----                   ----

Revenue                         $     51,654        $     68,682         $     85,261          $          0

Partnership operating
expenses                              82,499              86,499               67,946                11,634

Equity in loss of
   Local Limited
   Partnerships                   (1,023,557)           (727,986)            (413,316)                   (0)
                                 -----------         -----------          -----------           -----------

Net loss                        $ (1,054,402)       $   (745,803)        $   (396,001)         $    (11,634)
                                 ===========         ===========          ===========           ===========

Net loss per Limited
Partnership Interest            $    (104.39)       $     (73.83)        $     (50.35)         $     (23.55)
                                 ===========         ===========          ===========           ===========

Total assets                    $  6,784,147        $  8,355,140         $ 10,391,250          $  2,389,712
                                 ===========         ===========          ===========           ===========

Net investment in
   Local Limited
  Partnerships                  $  5,771,116        $  6,928,034         $  7,852,303          $    355,087
                                 ===========         ===========          ===========           ===========

Capital contributions
   payable to
   Local Limited
   Partnerships                 $    256,610        $    799,745         $  2,289,218          $    125,263
                                 ===========         ===========          ===========           ===========

Accrued fees and expenses
due to affiliates               $     91,982        $     65,438         $     75,820          $  1,229,220
                                 ===========         ===========          ===========           ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Liquidity and Capital Resources
-------------------------------

Since inception the Partnership has received $10,000,000 in cash from the sale of Units. Substantially all of the $10,000,000 has been committed to the purchase price and acquisition fees and cost of investments in Local Limited Partnerships, reserves and expenses of the offering. Although not presently the case, the Partnership previously had identified its investments in advance of receipt of sufficient cash capital to fund the investments. As of December 31, 1996, the Partnership had made capital contributions to Limited Partnerships in the amount of approximately $6,921,000 and had further obligations of approximately $257,000.

As of December 31, 1996, the Partnership was indebted to Associates in the amount of approximately $92,000. The components of such indebtedness were as follows: advances for operating expenses of approximately $300 and assets management fees of approximately, $91,700.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $414,000 for the year ended December 31, 1996. This decrease in cash consisted of cash used in investing activities of approximately $437,800, offset by cash provided by financing activities and operating activities of the Partnership of approximately $2,000 and $22,000, respectively. Cash used in investing activities consisted of capital contributions made to Local Limited Partnerships and acquisition costs of approximately $442,400 and $5,500, respectively, offset by distributions of approximately $10,100. Cash provided by financing activities consisted of advances from TCP IV or its affiliates. Cash provided by operating activities consisted primarily of interest income. Cash used in operating activities consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $697,000 for the period ended December 31, 1995. This decrease consists of cash used by the Partnerships investing activities of approximately $915,000, offset by cash provided by the Partnerships financing activities and opertating activities of approximately $163,000 and $55,000, respectively. Cash used in investing activities consisted of capital contributions to Limited Partnerships and payments of acquisition fees of approximately $1,318,000 and $7,000, respectively, offset by changes in advances and distributions of approximately $409,000 and $1,000, respectively. Cash provided from financing activities consisted of cash collected from capital contributions receivable and the net return of offering costs of approximately $145,000 and 18,000, respectively.

Prior to sale of the Apartment Complexes, it is not expected that any of the Local Limited Partnerships in which the Partnership has invested or will invest will generate cash sufficient to provide distributions to The Partnership of any material amount. Distributions to the Partnership would first by used to meet operating expenses of the Partnership, including the payment of the Asset

Management Fee to TCP IV. See Item 11 hereof. As a result, it is not anticipated that the Partnership will provide distributions to the Limited Partners prior to the same of the Apartment Complexes.

The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Limited Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by TCP IV. Nevertheless, TCP IV anticipates that capital raised from the sale of the Limited Partnership Interests is sufficient to fund the Partnership's operations.

The Partnership's investments will not be readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Limited Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by TCP IV. Nevertheless, TCP IV anticipates that capital raised from the sale of the Limited Partnership Interests will be sufficient to fund the Partnership's investment commitments and proposed operations.


The Partnership established working capital reserves of at least 3% of capital contributions, an amount which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the Limited Partners and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. The Partnership's liquidity could also be affected by defaults or delays in payment of the Limited Partners' promissory notes, from which a portion of the working capital reserves is expected to be funded. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. TCP IV may also apply any cash distributions received from the Local Limited Partnerships for such purposes or to replenish or increase working capital reserves.

Under the Partnership Agreement the Partnership does not have the ability to assess the Limited Partners for additional capital contributions to provide capital if needed by the Partnership or Local Limited Partnerships. Accordingly, if circumstances arise that cause the Local Limited Partnerships to require capital in addition to that contributed by the Partnership and any equity contributed by the general partners of the Local Limited Partnerships, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available, if, as expected, the Apartment Complexes owned by the Local Limited Partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the general partners of the Local Limited Partnerships, (iii) other equity sources (which could adversely affect the Partnership's interest in Housing Tax Credits, cash flow and/or proceeds of sale or refinancing of the Apartment Complexes and result in adverse tax consequences to the Limited Partners), or (iv) the sale or disposition of the Apartment Complexes (which could have the same adverse effects as discussed in (iii) above). There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirement of the Local Limited Partnerships in question. If such funds are not available, the Local Limited Partnerships would risk foreclosure on their Apartment Complexes if they were unable to renegotiate the terms of their first mortgages and any other debt secured by the Apartment Complexes to the extent the capital requirements of the Local Limited Partnerships relate to such debt.

The Partnership's capital needs and resources are expected to undergo major changes during their first several years of operations as a result of the completion of its offerings of Units and its acquisition of investments. Thereafter, the Partnership's capital needs and resources are expected to be relatively stable over the holding periods of the investments except to the extent of proceeds received in payment of Promissory Notes and disbursed to fund the deferred obligations of the Partnerships.

Results of Operations
---------------------

As discussed in Item 1 above, as of December 31, 1996, the Partnership had acquired 20 Local Limited Partnership Interests. Each of the Apartment Complexes owned by such Local Limited Partnerships has received a reservation or an allocation for Low Income Housing Credits. All 20 of the Apartment Complexes are completed and in operation.

Consistent with The Partnership's investment objectives, each Local Limited Partnership is generating Low Income Housing Credits for a period of approximately ten years, commencing with completion of construction or rehabilitation of its Apartment Complex and is generating losses until sale of the Apartment Complex.

As reflected on its Statements of Operations, the Partnership had a losses of approximately $1,054,000 and $746,000, respectively, for the periods ended December 31, 1996 and 1995. The component items of revenue and expense are discussed below.

Revenue. The Partnership's revenues consist entirely of interest earned on Promissory Notes and cash deposits held in financial institutions (i) as Reserves, or (ii) pending investment in Local Limited Partnerships. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances. It is anticipated that the Partnership will maintain cash Reserves in an amount not materially in excess of the minimum amount required by its Partnership Agreement, which is 3% of Capital Contributions.

Expenses. The most significant component of operating expenses is expected to be the Asset Management Fee. The Asset Management Fees is equal to the greater of
(i) $2,000 for each Apartment Complex or (ii) 0.275% of gross proceeds, and will be decreased or increased annually based on changes to the Consumer Price Index.

Amortization expense consist of the amortization over a period of 30 years of the Acquisition Fee and other expenses attributable to the acquisition of Local Limited Partnership Interests.

Other expense consists of the Partnership's administrative expenses, such as accounting and legal fees, bank charges and investor reporting expenses.

Equity in Income from Local Limited Partnerships. The Partnership's equity in income from Local Limited Partnerships is equal to approximately 99% of the aggregate net income of the Local Limited Partnerships incurred after admission of The Partnership as a limited partner thereof.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:














                 WNC HOUSING TAX CREDIT FUND, IV, L.P., SERIES 1
                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

              For The Years Ended December 31, 1996, 1995 and 1994

                                      with

                      INDEPENDENT AUDITORS' REPORT THEREON

                          INDEPENDENT AUDITORS' REPORT





To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 1


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund IV, L.P., Series 1 (a California Limited Partnership) (the "Partnership") as of December 31, 1996 and 1995 and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the three year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the limited partnerships in which WNC Housing Tax Credit Fund IV, L.P., Series 1 is a limited partner. These investments, as discussed in Note 3 to the financial statements, are accounted for by the equity method. The financial statements of substantially all of the limited partnerships, representing 85% and 83% of the total assets of WNC Housing Tax Credit Fund IV, L.P., Series 1 at December 31, 1996 and 1995, respectively, were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund IV, L.P., Series 1 (a California Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                               /s/CORBIN & WERTZ

                                                                  CORBIN & WERTZ

Irvine, California
April 5, 1997, except for Notes 2 and 6 which are dated as of December 4, 1998

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                           December 31, 1996 and 1995




                                                      1996              1995
                                                 -------------     ------------
ASSETS

Cash and cash equivalents                      $     997,025      $   1,410,867
Investments in limited partnerships                5,771,116          6,928,034
Due from affiliate                                     9,020                  -
Other assets                                           6,986             16,239
                                                ------------       ------------

                                               $   6,784,147      $   8,355,140
                                                ============       ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
    Payable to limited partnerships            $     256,610      $     799,745
    Accrued fees and advances due to General
      Partner and affiliate                           91,982             65,438
                                                ------------       ------------

         Total liabilities                           348,592            865,183
                                                ------------       ------------

Partners' equity (deficit):
    General partner                                  (35,545)           (25,001)
    Limited partners (10,000 units authorized
      - 10,000 units outstanding at
      December 31, 1996 and 1995)                  6,471,100          7,514,958
                                                ------------       ------------

         Total partners' equity                    6,435,555          7,489,957
                                                ------------       ------------

                                               $   6,784,147      $   8,355,140
                                                ============       ============


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

              For The Years Ended December 31, 1996, 1995 and 1994



                                                             1996                 1995                  1994
                                                        ---------------      ----------------      ----------------


Interest income                                       $        51,654       $       68,682        $        85,261
                                                       --------------        -------------         --------------

Operating expenses:
    Amortization                                               31,032               30,926                 20,797
    Asset management fees                                      40,000               36,667                 30,000
    Interest expense                                                -                    -                  4,327
    Other                                                      11,467                18,906                12,822
                                                       --------------        -------------         --------------

         Total operating expenses                              82,499               86,499                 67,946
                                                       --------------        -------------         --------------

(Loss) income from operations                                 (30,845)             (17,817)                17,315

Equity in losses from limited
    partnerships                                           (1,023,557)            (727,986)              (413,316)
                                                       --------------        -------------         --------------

Net loss                                              $    (1,054,402)      $     (745,803)       $      (396,001)
                                                       ==============        =============         ==============

Net loss allocated to:
    General partner                                   $       (10,544)      $       (7,458)       $        (3,960)
    Limited partners                                       (1,043,858)            (738,345)              (392,041)
                                                       --------------        -------------         --------------

Total net loss allocated                              $    (1,054,402)      $     (745,803)       $      (396,001)
                                                       ==============        =============         ==============

Net loss per weighted limited
    partner units                                     $      (104.39)       $       (73.83)       $       (50.35)
                                                       =============         =============         =============

Outstanding weighted limited
    partner units                                              10,000               10,000                  7,787
                                                       ==============        =============         ==============



                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For The Years Ended December 31, 1996, 1995 and 1994


                                                           General               Limited
                                                           Partner              Partners                Total
                                                        ---------------      ----------------      ----------------

Equity (deficit) - January 1, 1994                    $        (1,235)      $      789,781        $       788,546

Capital contributions                                               -            9,022,000              9,022,000

Offering expenses                                             (12,993)          (1,286,340)            (1,299,333)

Collection on notes receivable                                      -               56,000                 56,000

Capital issued for notes receivable                                 -             (145,000)              (145,000)

Net loss                                                       (3,960)            (392,041)              (396,001)
                                                       --------------        -------------         --------------

Equity (deficit) - December 31, 1994                          (18,188)           8,044,400              8,026,212

Collection on notes receivable                                      -              145,000                145,000

Offering expenses                                                 645               63,903                 64,548

Net loss                                                       (7,458)            (738,345)              (745,803)
                                                       --------------        -------------         --------------

Equity (deficit) - December 31, 1995                          (25,001)           7,514,958              7,489,957

Net loss                                                      (10,544)          (1,043,858)            (1,054,402)
                                                       --------------        -------------         --------------

Equity (deficit) - December 31, 1996                  $       (35,545)      $    6,471,100        $     6,435,555
                                                       ==============        =============         ==============



                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For The Years Ended December 31, 1996, 1995 and 1994




                                                             1996                 1995                  1994
                                                        ---------------      ----------------      ----------------

Cash flows from operating activities:
    Net loss                                          $    (1,054,402)      $     (745,803)       $      (396,001)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Amortization                                           31,032               30,926                 20,797
        Equity in loss of limited partnerships              1,023,557              727,986                413,316
        Accrued and unpaid asset management fees
          due to affiliate of general partner                  25,000               36,667                 30,000
        Accrued interest payable to affiliate of
          general partner                                           -                    -                (10,862)
        Change in due from affiliate                           (9,020)                   -                      -
        Change in other assets                                  6,253                5,661                 (9,900)
        Change in accrued interest payable                          -                    -                   (701)
                                                       --------------        -------------         --------------

    Net cash provided by operating activities                  22,420               55,437                 46,649
                                                       --------------        -------------         --------------

Cash flows from investing activities:
    Investments in limited partnerships, net                 (442,379)          (1,318,394)            (4,972,314)
    Distributions                                              10,075                1,350                      -
    Changes in advances from general partner
      and affiliates for acquisition fees                           -                    -                 (8,179)
    Change in advances receivable                                   -              409,286                687,310
    Acquisition costs and fees                                 (5,502)              (7,072)              (760,369)
                                                       --------------        -------------         --------------

    Net cash used in investing activities                    (437,806)            (914,830)            (5,053,552)
                                                       --------------        -------------         --------------

Cash flows from financing activities:
    Capital contributions from partners                             -              145,000              9,855,000
    Changes from advances from general partner
      and affiliates for:
        Acquisition of limited partnerships                         -              (47,049)            (1,039,414)
        Offering expenses                                           -                    -               (156,636)
        Other                                                   1,544                    -                      -
    Offering adjustments (expenses)                                 -               64,548             (1,299,333)
    Payments on loan payable                                        -                    -               (245,982)
                                                       --------------        -------------         --------------

    Net cash provided by financing activities                   1,544              162,499              7,113,635
                                                       --------------        -------------         --------------

Net change in cash and cash equivalents                      (413,842)            (696,894)             2,106,732

Cash and cash equivalents, beginning of year                1,410,867            2,107,761                  1,029
                                                       --------------        -------------         --------------

Cash and cash equivalents, end of year                $       997,025       $    1,410,867        $     2,107,761
                                                       ==============        =============         ==============

Continued

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

              For The Years Ended December 31, 1996, 1995 and 1994




                                                             1996                 1995                  1994
                                                        ---------------      ----------------      ----------------

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
    Interest paid                                     $             -       $            -        $         5,028
                                                       ==============        =============         ==============
    Income taxes paid                                 $           800       $          800        $           800
                                                       ==============        =============         ==============

SUPPLEMENTAL DISCLOSURE OF NONCASH
  FINANCING AND INVESTING ACTIVITIES:

During the years ended December 31, 1996, 1995 and 1994, the Partnership incurred, but did not pay $25,000, $36,667 and $30,000, respectively, of management fees due to an affiliate.

During the year ended December 31, 1994, the Partnership incurred, but did not pay $2,163,955 of payables to limited partnerships (in connection with its investments in limited partnerships).

During the year ended December 31, 1994, the Partnership incurred, but did not pay acquisition fees of $31,691 payable to an affiliate.









                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              For The Years Ended December 31, 1996, 1995 and 1994



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Organization
------------

WNC Housing Tax Credit Fund IV, L.P., Series 1 (the "Partnership") was formed under the California Revised Limited Partnership Act on May 4, 1993, and commenced operations on October 20, 1993. The Partnership was formed to invest primarily in other limited partnerships which own and operate multi-family housing complexes that are intended to qualify for low income housing credits.

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

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received a subordinated disposition fee (as described in Note 3), any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

The Partnership's investments in limited partnerships are subject to the risks incident to the management and ownership of multifamily residential real estate, and include the risks that neither the Partnership's investments nor the apartment complexes owned by the limited partnerships will be readily marketable. Additionally there can be no assurance that the Partnership will be able to dispose of its interests in the limited partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the apartment complexes and the Partnership. The apartment complexes could be subject to loss through foreclosure. In addition, each limited partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partner and the general partners of the limited partnerships, there can be no assurance that Partnership operations will be profitable or that the anticipated housing tax credits will be available to limited partners.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1996, 1995 and 1994



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all investments with remaining maturities of three months or less when purchased to be cash equivalents. At December 31, 1996 and 1995, the Partnership had cash equivalents representing U.S. Treasury Bills totaling $647,124 and $1,190,989, respectively.

Concentration of Credit Risk
----------------------------

At December 31, 1996 and 1995, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital. As of December 31, 1996 and 1995, the Partnership has incurred offering and selling expenses to date of $606,705 and $750,000, respectively, which are reflected as a reduction of partners' equity. During 1995, it was determined by management that offering costs were overstated by $64,548 at December 31, 1994. Accordingly, during 1995, the correction of such overstatement has been reflected as a reduction to offering costs and accrued fees and advances due to General Partner and affiliate.

Net Loss Per Limited Partner Unit
---------------------------------

Net loss per limited partner unit is computed by dividing the limited partners' share of net loss by the weighted number of limited partner units outstanding during the period.

Reclassifications
-----------------

Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of December 31, 1996 and 1995, the Partnership had acquired limited partnership interests in twenty limited partnerships, each of which owns one apartment complex. As of December 31, 1996, construction on all apartment complexes was complete. The respective general partners of the limited partnerships manage the day to day operations of the limited partnerships. Significant limited partnership business decisions require approval of the Partnership. The Partnership, as a limited partner, is entitled to up to 99%, as specified in the partnership agreements, of the operating profits and losses of the limited partnerships upon its acquisition of its limited partnership interests.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1996, 1995 and 1994


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The Partnership's investments in the limited partnerships as shown in the accompanying balance sheet as of December 31, 1996 and 1995 are approximately $956,000 and $1,519,000, respectively, greater than the Partnership's equity as shown in the limited partnership's financial statements. This difference is primarily due to acquisition costs related to the acquisition of the investments that have been capitalized in the Partnership's investment account and will be amortized over 30 years and capital contributions accrued but not paid.

Following is a summary of the components of the Partnership's investments in limited partnerships as of December 31, 1996 and 1995:

                                                                               1996                    1995
                                                                          ----------------       ------------------

Investments per balance sheet, beginning of period                      $      6,928,034        $       7,852,303

Tax credit adjustments                                                          (100,756)                (171,079)

Distributions                                                                    (10,075)                  (1,350)

Capitalized acquisition fees and costs                                             5,502                    4,072

Equity in losses of limited partnerships                                      (1,023,557)                (727,986)

Amortization of capitalized acquisition fees and costs                           (28,032)                 (27,926)
                                                                         ---------------         ----------------

Investments per balance sheet, end of period                            $      5,771,116        $       6,928,034
                                                                         ===============         ================


The financial information from the individual financial statements of the limited partnerships include rental and interest subsidies. Rental subsidies are included in revenues and interest subsidies are generally netted against interest expense. Approximate selected financial information from the combined financial statements of the limited partnerships at December 31, 1996 and 1995 and for each of the years in the three year period ended December 31, 1996 is as follows:

                                         COMBINED CONDENSED BALANCE SHEETS

                                                                          1996                      1995
                                                                     ----------------         -----------------
ASSETS

Buildings and improvements, net of  accumulated depreciation of
  $2,410,000 and $1,323,000  for 1996 and 1995,  respectively       $     31,310,000        $     32,285,000
Land                                                                       1,217,000               1,217,000
Other assets                                                               1,579,000               1,571,000
                                                                     ---------------         ---------------

                                                                    $     34,106,000        $     35,073,000
                                                                     ===============         ===============

          WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1996, 1995 and 1994


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                                   COMBINED CONDENSED BALANCE SHEETS, continued

                                                                               1996                    1995
                                                                          ----------------       ------------------
LIABILITIES AND PARTNERS' CAPITAL

Construction and  mortgage loans payable                                $     26,192,000        $      26,396,000
Other liabilities (including due to related parties of
  $921,000 and $1,592,000 as of December 31, 1996
  and 1995, respectively)                                                      1,871,000                2,600,000
                                                                         ---------------         ----------------
         Total liabilities                                                    28,063,000               28,996,000
                                                                         ---------------         ----------------

Partners' capital:
    WNC Housing Tax Credit Fund, L.P.                                          4,815,000                5,409,000
    Other partners                                                             1,228,000                  668,000
                                                                         ---------------         ----------------
         Total partners' capital                                               6,043,000                6,077,000
                                                                         ---------------         ----------------

                                                                        $     34,106,000        $      35,073,000
                                                                         ===============         ================


                                    COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                       1996                    1995                    1994
                                                  ---------------         ---------------         ---------------

Revenues                                        $      3,004,000        $      2,335,000        $        841,000
                                                 ---------------         ---------------         ---------------

Expenses:
    Operating expenses                                 1,889,000               1,530,000                 389,000
    Interest expense                                   1,064,000                 641,000                 259,000
    Depreciation                                       1,087,000                 901,000                 592,000
                                                 ---------------         ---------------         ---------------

         Total expenses                                4,040,000               3,072,000               1,240,000
                                                 ---------------         ---------------         ---------------

Net loss                                        $     (1,036,000)       $       (737,000)       $       (399,000)
                                                 ===============         ===============         ===============

Net loss allocable to Partnership               $     (1,024,000)       $       (728,000)       $       (413,000)
                                                 ===============         ===============         ===============


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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1996, 1995 and 1994


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The financial statements of one limited partnership, which represents 21% of the total combined equity of the investments in limited partnerships were prepared assuming the limited partnership will continue as a going concern. Through December 31, 1996, the limited partnership has had recurring losses, working capital deficiencies and has not been billed for certain expenses due since 1994. The limited partnership is seeking abatement or an extended payment plan to pay down certain of these liabilities; however, if the limited partnership is unsuccessful, additional funding may be requested from the Partnership. In the event the limited partnership is required to liquidate or sell its property, the net proceeds could be significantly less than the carrying value of such property. As of December 31, 1996 and 1995, the carrying value of such property totaled $7,423,972 and $7,615,430.

In September 1996, the original general partners of this limited partnership were removed. The Los Angeles County Housing Development Corporation ("LACHDC") was named as the sole general partner. In September 1997, Community Housing Assistance Program, Inc., a California nonprofit corporation replaced LACHDC as the sole general partner.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

As of December 31, 1996, due from affiliate consisted of advances to an affiliate for acquisition costs. These advances were non-interest bearing, due on demand and were collected in 1997.

Under the terms of the Partnership Agreement, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of up to 8% of the gross proceeds from the sale of Partnership units as compensation for services rendered in connection with the acquisition of limited partnerships. Net acquisition fees are included in investment in limited partnerships. As of December 31, 1996 and 1995, the Partnership had incurred acquisition fees of $800,000. Accumulated amortization amounted to $70,632 and $43,964 as of December 31, 1996 and 1995, respectively.

         Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of limited partnerships. These reimbursements are not to exceed 1.2% of the gross proceeds. As of December 31, 1996 and 1995, the Partnership incurred acquisition costs of $43,658 and $38,157, respectively, which have been included in limited partnership investment. Accumulated amortization was insignificant for 1996 and 1995.

         An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the mortgage debt encumbering the apartment complexes) of the limited partnerships. The Partnership incurred asset management fees of $40,000, $36,667 and $30,000 for the years ended December 31, 1996,
         1995 and 1994, respectively. During 1996, the Partnership paid $15,000 of such fees. No management fees were paid during 1995 and 1994.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1996, 1995 and 1994



NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

Accrued fees and advances due (to)/from General Partner and affiliate as of December 31, 1996 and 1995 consist of the following:

                                                                               1996                    1995
                                                                          ----------------       ------------------

Advances (due to)/due from an affiliate made for acquisition costs,
  organizational, offering and selling expenses                         $           (315)       $           1,229

Asset management fees                                                            (91,667)                 (66,667)
                                                                         ---------------         ----------------

                                                                        $        (91,982)       $         (65,438)
                                                                         ===============         ================


NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships represent amounts which are due at various times based on conditions specified in the limited partnership agreement. These contributions are non-interest bearing, are payable in installments and are due upon the limited partnership achieving certain operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 5 - INCOME TAXES
---------------------

No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

In October 1997, the  Partnership  acquired one additional  limited  partnership
interest  which  committed  the  Partnership  to  additional   contributions  of
approximately $276,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.


Part III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

The Partnership has no directors or executive officers of its own. The following biographical information is presented for the directors and executive officers of Associates which has principal responsibility for the Partnership's affairs.

WILFRED N. COOPER, SR., age 65, has been the principal shareholder and a Director of Associates since its organization in 1971 and of Shelter Resource Corporation since its organization in 1981 and of WNC Resources, Inc. from its organization in 1988 through its acquisition by Associates in 1991, serving as President of those companies until 1992 and as Chief Executive Office since 1992. He is also a general partner with Associates in WNC Financial Group, L.P. and WNC Tax Credit Partners, L.P. He currently is the Chairman and Chief Executive Officer of Associates. During 1970 and 1971 he was a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments. Previously, he had responsibility for new business development including factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director and Trustee of the National Association of Home Builders Rural Housing Council, a past President of the Rural Builders Council of California
(RBCC) and a past President of Southern California Chapter II of the Real Estate Syndication and Securities Institute (RESSI) of the National Association of Realtors (NAR). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

JOHN B. LESTER, JR., age 62, has been a shareholder, a Director and the Secretary of Associates since 1986, the Executive Vice President from 1986 to 1992, and the President and Chief Operating Office since 1992. He was a shareholder, Executive Vice President, Secretary and a Director of WNC Resources, Inc. from 1988 through its acquisition by Associates in 1991. He currently is the President, Chief Operating Officer and Secretary of Associates. From 1973 to 1986 he was Chairman of the Board and President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries which he co-founded in 1973. Mr. Lester is a former Director of the Los Angeles Chapter of the Associated General Contractors of California. His responsibilities at Associates include property acquisitions, and office administration. Mr. Lester is the initial limited partner of the Partnership. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

DAVID N. SHAFER, age 43, He has been a Senior Vice President of Associates since 1992 and General Counsel since 1990, and served as the Director of Asset Management form 1990 to 1992. Previously he was employed as an associate attorney by the law firms of Morinello, Barone, Holden & Nardulli from 1987 until 1990, Frye, Brandt & Lyster from 1986 to 1987 and Simon and Sheridan from 1984 to 1986. Mr. Shafer is a past President of Southern California Chapter II of RESSI, a Director and President of RBCC, a Director of the Council of Rural Housing and Development, and a member of the State Bar of California.. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

WILFRED N. COOPER, JR., age 34, He has been employed by Associates since 1988, has been Senior Vice President - Marketing since 1994, and served as Vice President - Marketing from 1992 to 1994. Previously, he was employed as a government affairs assistant by Honda North America from 1987 to 1988, as a legal assistant with respect to Federal legislative and regulatory matters by the law firm of Schwartz, Woods and Miller from 1986 to 1987. Mr. Cooper is responsible for overseeing all marketing activities of WNC'S private and public offerings. Mr. Cooper has been President and a registered principal with WNC
Capital Corporation since its organization. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

THEODORE M. PAUL, age 41, has been Vice President - Finance of WNC & ASSOCIATES, INC. since 1992 and Chief Financial Officer since 1990. Previously, he was a Vice President and Chief Financial Officer of National Partnership Investments Corp., a sponsor and general partner of syndicated partnerships investing in affordable rental housing qualified for tax credits, from 1986 until 1990, and was employed as an associate by the accounting firms of Laventhol & Horwath, during 1985, and Mann & Pollack Accountants, from 1979 to 1984. Mr. Paul is a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants. His responsibilities at WNC & ASSOCIATES, INC. include supervision of investor partnership accounting and tax reporting matters and monitoring the financial condition of the Local Limited Partnerships in which the Partnership will invest. Mr. Paul graduated from the University of Illinois in 1978 with a Bachelor of Science degree and is a Certified Public Accountant in the State of California.

THOMAS J. RIHA, age 42, has been Vice President - Asset Management of WNC & ASSOCIATES, INC. since 1994. He has more than 17 years' experience in commercial and multi-family real estate investment and management. Previously, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, from 1988 to 1994, last serving as Vice President - Operations. His responsibilities at WNC & ASSOCIATES, INC. include monitoring the operations and financial performance of, and regulatory compliance by, properties in the WNC portfolio. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant in the State of California and a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

SY GARBAN, age 51, has 19 years' experience in the real estate securities and syndication industry. He has been associated with WNC & ASSOCIATES, INC., since 1989, serving as National Sales Director through 1992 and as Vice President - National Sales since 1992. Previously, he was employed by MRW, Inc., Newport Beach, California from 1980 to 1989, a real estate acquisition, development and management firm. Mr. Garban is a member of the International Association of Financial Planners. Mr. Garban graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

CARL FARRINGTON, age 54, has been associated with WNC & ASSOCIATES, INC. since 1993, currently serving as Director - Originations since 1994. Mr. Farrington has more than 12 years' experience in finance and real estate acquisitions. Previously, he served as Acquisitions Director for The Arcand Company from 1991 to 1993, and as Treasurer and Director of Finance and Administrator for Polytron Corporation from 1988 to 1991. Mr. Farrington is a member and Director of the Council of Affordable and Rural Housing and Development. Mr. Farrington graduated from Yale University with a Bachelor of Arts degree in 1966 and from Dartmouth College with a Master of Business Administration in 1970.

MICHELE M. TAYLOR, age 41, has been employed by WNC & ASSOCIATES, INC. since 1986, serving as a paralegal and office manager, and currently is the Investor Services Director. Previously she was self-employed between 1982 and 1985 in non-financial services activities and from 1978 to 1981 she was employed as a paralegal by a law firm which specialized in real estate limited partnership transactions. Ms. Taylor graduated from the University of California, Irvine in 1976 with a Bachelor of Arts degree.

THERESA I. CHAMPANY, age 38, has been employed by WNC & ASSOCIATES, INC., since 1989 and currently is the Marketing Services Director and a registered principal with WNC CAPITAL CORPORATION. Previously, she was employed as Manager of Marketing Services by August Financial Corporation from 1986 to 1989 and as office manager and Assistant to the Vice President of Real Estate Syndications by McCombs Securities Co., Inc. from 1979 to 1986. Ms. Champany attended Manchester (Conn.) Community College from 1976 to 1978.

KAY L. COOPER, age 60, has been an officer and Director of WNC & ASSOCIATES, INC. since 1971 and of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. Mrs. Cooper has also been the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, since 1975. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Mrs. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

ITEM 11. EXECUTIVE COMPENSATION:

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to TCP IV or Associates for the following fees:

(a) Selection fees in an amount equal to 8% of the gross proceeds of the Partnerships' Offering ("Gross Proceeds"). Through December 31, 1996, $800,000 of selection fees had been incurred by the Partnership.

(b) A nonaccountable expense reimbursement in an amount equal to 2% of Gross Proceeds. Through December 31, 1996, $200,000 had been incurred by the Partnership.

(c) An annual asset management fee in an amount equal to the greater of (i) $2,000 for each Apartment Complex or (ii) 0.275% of gross proceeds. $40,000 and $36,667 had been incurred for the years ended December 31, 1996 and 1995, respectively.

(d) A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of an Apartment Complex or interest in a Local Limited Partnership. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the return on investment to the Limited Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to theLimited Partners (including Low Income Housing Credits) as a class, on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates:
(I) 16% through December 31, 2003, and (ii) 6% for the balance of the Partnership's term. No disposition fees have been paid.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT:

(a)      Security Ownership of Certain Beneficial Owners

         No person is known to own beneficially in excess of 5% of the outstanding Limited Partnership Interests.

(b)      Security Ownership of Management

         Neither TCP IV,  Associates  nor any of the  officers or  directors  of
         Associates  own  directly  or  beneficially  any  Limited   Partnership
         Interests in the Partnership.

(c)      Changes in Control

         The management and control of the General Partners may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

         First, with the consent of any other General Partners and a majority-in-interest of the Limited Partners, any General Partner may designate one or more persons to be successor or additional General Partners. In addition, any General Partner may, without the consent of any other General Partner or the Limited Partners, (I) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or (ii) cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified a partnership for Federal income tax purposes. Finally, a majority-in-interest of the Limited Partners may at anytime remove the General Partner of the Partnership and elect a successor General Partner

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

All of the Partnerships' affairs are managed by TCP IV, through Associates. The transactions with TCP IV and Associates are primarily in the form of fees paid by the Partnership for services rendered to the Partnership and reimbursements of expenses, as discussed in Item 11 and in the notes to the accompanying financial statements.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

Financial Statements


         Independent auditor's reports
         Balance sheets as of December 31, 1996 and 1995
         Statements of Operations for the years ended December 31, 1996, 1995 and 1994. Statement of Partners' Equity (Deficit) for the years ended December 31, 1996, 1995 and 1994. Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.
         Notes to Financial Statements.


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

10.2 Amended and Restated Agreement of Limited Partnership of Alpine Manor filed as exhibit 10.3 to Post-Effective Amendment No 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 10.2.

10.3 Second Amended and Restated Agreement of Limited Partnership of Briscoe Manor, Limited Partnership filed as exhibit 10.4 to Post-Effective Amendment No 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 10.3.

10.4 Amended and Restated Agreement and Certificate of Limited Partnership of Evergreen Four, Limited Partnership filed as exhibit 10.5 to Post-Effective Amendment No 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 10.4.

10.5 Amended and Restated Agreement and Certificate of Limited Partnership of Fawn Haven, Limited Partnership filed as exhibit 10.6 to Post-Effective Amendment No 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 10.5.

10.6     Amended and Restated Agreement of Limited Partnership of Fort Stockton,
         L. P. filed as exhibit 10.7 to Post-Effective Amendment No 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 10.6.

10.7 Amended and Restated Agreement and Certificate of Limited Partnership of Madison Manor Senior Citizens Complex, Ltd. filed as exhibit 10.8 to Post-Effective Amendment No 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 10.7.

10.8 Amended and Restated Agreement and Certificate of Limited Partnership of Mt. Graham Housing, Ltd. filed as exhibit 10.9 to Post-Effective Amendment No 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 10.8.

10.9 Amended and Restated Agreement and Certificate of Limited Partnership of Northside Plaza Apartments, Ltd. filed as exhibit 10.10 to Post-Effective Amendment No 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 10.9.

10.10 Amended and Restated Agreement of Limited Partnership of Pampa Manor, L.P. filed as exhibit 10.11 to Post-Effective Amendment No 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 10.10.

10.11 Amended and Restated Agreement of Limited Partnership of Vernon Manor, L.P. filed as exhibit 10.12 to Post-Effective Amendment No 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 10.11.

10.12 Amended and Restated Agreement of Limited Partnership of Waterford Place, A Limited Partnership filed as exhibit 10.13 to Post-Effective Amendment No 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 10.12.

10.13 Amended and Restated Agreement of Limited Partnership of Yantis Housing, Ltd filed as exhibit 10.13 to Post-Effective Amendment No 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 10.12.

10.14 Third Amended and Restated Agreement of Limited Partnership and Certificate of Limited Partnership of Indian Creek Limited Partnership filed as exhibit 10.16 to Post-Effective Amendment No 2 dated March 11, 1994 is hereby incorporated herein by reference as exhibit 10.14.

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

10.19 Amended and Restated Agreement of Limited Partnership of Bay City Village Apartments, Limited Partnership filed as exhibit 10.19 to Post-Effective Amendment No 4 dated July 14, 1994 is hereby incorporated herein by reference as exhibit 10.19.

10.20 Second Amended and Restated Agreement of Limited Partnership of Hidden Valley Limited Partnership filed as exhibit 10.20 to Post-Effective Amendment No 4 dated July 14, 1994 is hereby incorporated herein by reference as exhibit 10.20.

10.21 Amended and Restated Agreement of Limited Partnership of HOI Limited Partnership of Lenoir and Amendments thereto filed as exhibit 10.21 to Post-Effective Amendment No 4 dated July 14, 1994 is hereby incorporated herein by reference as exhibit 10.21.

Reports on Form 8-K

No reports on From 8-K were filed during the fourth quarter ended December 31, 1996.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 1
                                  (Registrant)

                               By:   WNC Tax Credit Partners IV, L.P.,
                                         General Partner
                               By:    WNC & Associates, Inc., General Partner

Date:  January 21, 1999        By:    /s/ John B. Lester, Jr.
                                      -----------------------------------------
                                      John B. Lester, Jr.
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE                 SIGNATURE:                     TITLE:
                                                    Director and Principal
                                                    Executive Officer of
                                                    WNC & Associates, Inc.
January 21, 1999     /s/ Wilfred N. Cooper, Sr.
                     --------------------------
                     Wilfred N. Cooper, Sr.

                                                    Director and Principal
                                                    Operating Officer and
                                                    Secretary of
                                                    WNC & Associates, Inc.
January 21, 1999     /s/ John B. Lester, Jr.
                     ------------------------------
                     John B. Lester, Jr.



                                                    Principal Financial
                                                    Officer and Principal
                                                    Accounting Officer of
                                                    WNC & Associates, Inc.
January 21, 1999     /s/ Theodore M. Paul
                     ------------------------------
                     Theodore M. Paul