Form 10-Q
period 1997-03-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 1999-01-22
CIK 913496

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED March 31, 1997



PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements

    Balance Sheets, March 31, 1997 and December 31, 1996.......................3

    Statement of Operations
             For the three months ended March 31, 1997 and 1996................4

    Statement of Partners' Equity
             For the three months ended March 31, 1997 and 1996................5

    Statement of Cash Flows
             For the three months ended March 31, 1997 and 1996................6

    Notes to Financial Statements..............................................8

  Item 2. Management's Discussion and Analysis of
    Financial  Condition and Results of Operations............................13


PART II. OTHER INFORMATION


  Item 6. Exhibits and Reports on Form 8-K....................................16

    Signatures        ........................................................17

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                      March 31, 1997 and December 31, 1996


ASSETS                                               1997                 1996
                                                     ----                 ----

Cash and cash equivalents                      $  1,004,375       $     997,025
 Investment in limited
  partnerships                                    5,582,399           5,771,116
Due from affiliate                                    9,020               9,020
 Other assets                                         5,250               6,986
                                                  ---------          ----------
                                               $  6,601,044        $  6,784,147
                                                  =========           =========

LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Payables to limited partnerships              $    256,610        $    256,610
 Accrued fees and expenses due to
   general partner and affiliates                   101,667              91,982
                                                    -------             -------
     Total liabilities                              358,277             348,592
                                                    -------             -------

Partners' equity (deficit):
 General partner                                   (37,473)             (35,545)
 Limited partners (10,000 units authorized,
  issued and outstanding)                         6,280,240           6,471,100
                                                  ---------           ---------
Total partners' equity                            6,242,767           6,435,555
                                                  ---------           ---------
                                               $  6,601,044        $  6,784,147
                                                  =========           =========


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS
               For the Three Months Ended March 31, 1997 and 1996

                                                  1997                1996
                                                  ----                ----


Interest income                             $     9,629          $    14,887
                                              ---------           ----------

Operating expenses:
Amortization                                      7,781                7,735
Asset management fees                            10,000               10,000
Other                                             1,173                  259
                                              ---------           ----------


Total operating expenses                         18,954               17,994
                                              ---------           ----------

Loss from operations                             (9,325)              (3,107)

Equity in loss from
 limited partnerships                          (183,463)            (219,600)
                                              ---------           ----------
Net loss                                    $  (192,788)       $    (222,707)
                                             ==========          ===========

Net loss allocated to:
  General partner                           $    (1,928)       $      (2,227)
                                             ==========          ===========


  Limited partners                          $  (190,860)       $    (220,480)
                                             ==========          ===========

Net loss per limited
 partner units (10,000 units
 issued and outstanding)                    $       (19)       $         (22)
                                             ==========          ===========





                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)
                          STATEMENT OF PARTNERS' EQUITY

               For the Three Months Ended March 31, 1997 and 1996


For the Three Months Ended March 31, 1997
                                                  General             Limited
                                                  Partner             Partner               Total
                                                  -------             -------               -----

Equity (deficit), December 31, 1996             $      (35,545)     $     6,471,100     $    6,435,555

Net loss for the three months ended
 March 31, 1997                                         (1,928)            (190,860)           (192,788)
                                                 -------------        -------------       -------------

Equity (deficit), March 31, 1997                $      (37,473)     $     6,280,240     $     6,242,767
                                                 =============        =============       =============



For the Three Months Ended March 31, 1996
                                                  General             Limited
                                                  Partner             Partner               Total
                                                  -------             -------               -----

Equity (deficit), December 31, 1995             $      (25,001)     $     7,514,958     $     7,489,957

Net loss for the three months ended
 March 31, 1996                                         (2,227)            (220,480)           (222,707)
                                                 -------------        -------------       -------------

Equity (deficit), March 31, 1996                $      (27,228)     $     7,294,478     $     7,267,250
                                                 =============        =============       =============








                                                UNAUDITED
                              See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                      STATEMENT OF CASH FLOWS For the Three
                      Months Ended March 31, 1997 and 1996


                                                           1997           1996
                                                           ----           ----
Cash flows provided by operating activities:

  Net loss                                           $ (192,788)    $  (222,707)
    Adjustments to reconcile net loss to
    net cash provided by operating activities:

        Equity in loss of limited partnerships           183,463       219,600
        Amortization                                       7,781         7,735
        Asset management fee                              10,000        10,000
        Change in other assets                               986         2,778
        Accrued fees and expense due
          to general partner and affiliates                 (315)       (2,189)
                                                        ---------     ---------
             Net cash provided by operating activities     9,127        15,217
                                                        ---------     ---------


Cash flows used in investing activities:
    Investments in limited partnerships                                 (92,253)
    Distribution from limited partnerships                  3,725         3,725
    Acquisition fees and costs                             (5,502)
                                                        ---------     ---------

Net cash used in investing activities                      (1,777)      (88,528)
                                                        ---------     ---------

Net increase (decrease) in cash and cash
   equivalents                                              7,350       (73,311)

Cash and cash equivalents, beginning of period            997,025     1,410,867
                                                        ---------     ---------

Cash and cash equivalent, end of period              $  1,004,375    $  337,556
                                                      ===========     =========








                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                       STATEMENT OF CASH FLOWS - CONTINUED

               For the Three Months Ended March 31, 1997 and 1996



Supplemental disclosure of noncash financing and investing activity:


During the three months ended March 31, 1996, the Partnership realized a reduction of $804 to payables to limited partnerships (in connection with its investments in limited partnerships) due to reduced tax credits in a limited partnership.





















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

General
-------
The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the audited financial statements and related notes thereto contained in the Partnership's financial statements for the period ended December 31, 1996. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and the results of operations for the three months ended March 31, 1997 and 1996 and changes in cash flows for the three months ended March 31, 1997 and 1996. .

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

After the limited partners have received sale or refinancing proceeds equal to their capital contributions and their return on investment (as defined in the Partnership's Agreement of Limited Partnership) and the General Partner has received a subordinated disposition fee (as described in Note 3 below), any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

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

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

As of March 31, 1997 and 1996 the Partnership had acquired limited partnership interests in twenty limited partnerships each of which owns one Apartment Complex. As of March 31, 1997 and 1996, construction of all Apartment Complexes was complete.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)
-------------------------------------------------------

The Partnership, as a limited partner, is generally a 99% owner and generally entitled to 99% of the operating profits and losses of the limited partnerships upon the acquisition of its limited partnership interest. The Partnership is a 95% owner of two of the partnerships, Beckwood Manor and Evergreen Four. Following is a summary of the components of investment in limited partnerships as of March 31, 1997 and December 31, 1996:


                                      1997                    1996
                                      ----                    ----

 Investment balance,
   beginning of period             $     5,771,116           $    6,928,034
 Equity in loss of limited
   partnership                            (183,463)              (1,023,557)
 Tax credit adjustments                                            (100,756)
 Distributions                              (3,725)                 (10,075)
 Capitalized acquisition fees                5,502                    5,502
 Amortization of capitalized
   acquisition costs                        (7,031)                 (28,032)
                                      ------------                ---------
 Investment balance,
   end of period                    $    5,582,399           $    5,771,116
                                     =============            =============

 Selected financial information from the financial statements of the limited partnerships with operations for the three months ended March 31, 1997 and 1996 is as follows:

                                              1997                1996
                                              ----                ----

    Total revenue                      $        763,000    $        607,000
                                         --------------      --------------

    Interest expense                            244,500              251,000
    Depreciation                                255,400              396,000
    Operating expenses                          449,700              136,000
                                         --------------      ---------------
    Total expenses                              949,600              783,000
                                         --------------      ---------------

    Net loss                           $       (186,600)   $        (176,000)
                                         ==============      ===============
    Net loss allocable to the
      Partnership                      $      (183,463)    $       ($173,000)
                                         ==============      ===============

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of 8% of the gross proceeds from the sale of Partnership units. Through March 31, 1997 the Partnership had incurred acquisition fees of $800,000.

         An annual asset management fee equal to the greater amount of (i) $2,000 for each Apartment Complex, or (ii) 0.275% of Gross Proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets (defined as the Partnership's capital contributions to the limited partnerships plus its allocable percentage of the permanent financing) of the limited partnerships which are subsidized under one or more Federal, state or local government programs. The Partnership has incurred fees of $10,000 for each three months ended March 31, 1997 and 1996.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)
-----------------------------------------------


Accrued fees and advances due to/(from) General Partner and affiliates consist of the following at March 31, 1997 and December 31, 1996:

                                                     1997             1996
                                                     ----             ----

Asset management fee payable                       101,667             91,667
Advances made for acquisition costs,
  organizational, offering and
  selling expenses                                                        315
                                                  --------          ---------

                                                   101,667             91,982
                                                  ========          =========


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

Liquidity and Capital Resources
-------------------------------

On July 18, 1995, the Partnership sold the last of its total of 10,000 Units. No additional Units will be issued with respect to the Partnership. As of March 31, 1997 and December 31, 1996, the Partnership received a total of $10,000,000 from the sale of Units. Substantially all the $10,000,000 has been committed to the purchase price and acquisition fees and costs of investment in Limited Partnerships, reserves and expenses of the offering.

As of March 31, 1997 and December 31, 1996 the Partnership was indebted to WNC & Associates, Inc. in the amount of approximately $102,000 and $92,000, respectively. The component items of such indebtedness were as follows: advances to pay front-end fees of approximately $0 and $0, respectively, and advances for operating expenses of approximately $102,000 and $92,000, respectively.

The Partnership had made capital contributions to Limited Partnerships in the amount of approximately $6,921,000 as of March 31, 1997 and December 31, 1996. The Partnership does not anticipate further needs of either bank financing or loans from affiliates of the General Partner.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net increase in cash and cash equivalents of approximately $7,000 for the period ended March 31, 1997. This increase in cash consists of cash provided by operating activities of approximately $9,000 offset by cash used in investing activities of approximately $2,000. Cash used by the investing activities of the Partnership consisted of payment of approximately $6,000 for acquisition costs and cash provided by distributions from Limited Partnerships of approximately $4,000. Cash provided by operating activities consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

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

 Results of Operations
 ---------------------

As of December 31, 1996 and March 31, 1997 the Partnership had acquired interests in 20 Limited Partnerships. Each of the Apartment Complexes owned by the 20 Limited Partnerships receives government assistance and each of them has received a reservation for Housing Tax Credits. As of December 31, 1996 and March 31, 1997 all of the Apartment Complexes had commenced operations.

As reflected on its Statements of Operations, the Partnership had a loss of approximately $193,000 and $223,000 for the three months ended March 31, 1997 and 1996, respectively. The component items of revenue and expense are discussed below.

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

1.  None..


         No reports on Form 8-K were filed during the quarter ended March 31, 1997.

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

Date: January 21, 1999

By:  /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul  Vice President - Finance, WNC & Associates, Inc.

Date: January 21, 1999