Form 10-Q
period 1997-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 1999-01-22
CIK 913496

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED June 30, 1997



PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

      Balance Sheets, June 30, 1997 and December 31, 1996.....................3

      Statement of Operations
               For the six months ended June 30, 1997 and 1996

      Statement of Partners' Equity
               For the six months ended June 30, 1997 and 1996................5

      Statement of Cash Flows
               For the six months ended June 30, 1997 and 1996................6

      Notes to Financial Statements...........................................8

      Item 2. Management's Discussion and Analysis of
              Financial  Condition and Results of Operations.................13


PART II. OTHER INFORMATION


    Item 6. Exhibits and Reports on Form 8-K  ...............................16

    Signatures        .......................................................17

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                       June 30, 1997 and December 31, 1996

                                                 1997                 1996
                                                 ----                 ----
ASSETS

Cash and cash equivalents                  $      907,456       $      997,025
 Investment in limited
  partnerships                                  5,366,972            5,771,116
Due from affiliate                                  9,020                9,020
 Other assets                                       4,500                6,986
                                              ----------           ----------
                                           $    6,287,948       $    6,784,147
                                               ==========           ==========

LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Payables to limited partnerships          $     158,754       $      256,610
 Accrued fees and expenses due to
   general partner and affiliates                111,667               91,982
                                              ----------           ----------
     Total liabilities                           270,421              348,592
                                              ----------           ----------

Partners' equity (deficit):
 General partner                                 (39,726)             (35,545)
 Limited partners (10,000 units authorized,
  issued and outstanding)                       6,057,253           6,471,100
                                                ---------           ---------
Total partners' equity                          6,017,527           6,435,555
                                                ---------           ---------
                                           $    6,287,948       $   6,784,147
                                                =========           =========




                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS
                 For the Six Months Ended June 30, 1997 and 1996

                                                          1997                                   1996
                                            ---------------------------------      ----------------------------------

                                               Three                Six                Three                Six
                                               Months             Months              Months              Months
                                               ------             ------              ------              ------

Interest income                           $      5,773       $       15,402      $      12,731       $       27,618
                                              --------             --------          ---------            ---------

Operating expenses:
Amortization                                     7,781               15,562              7,735               15,470

Asset management fees                           10,000               20,000             10,000               20,000

Legal and accounting                             2,000                2,000              1,650                1,650

Other                                            5,836                7,009              6,110                6,369
                                              --------            ---------          ---------            ---------
Total operating expenses                        25,617               44,571             25,495               43,489
                                              --------            ---------          ---------            ---------

Loss from operations                           (19,844)             (29,169)           (12,764)             (15,871)

Equity in loss from
 limited partnerships                          (205,396)           (388,859)           (172,800)           (392,400)
                                             ----------            --------        --  ---------       --  ---------

Net loss                                  $    (225,240)     $     (418,028)     $     (185,564)     $     (408,271)
                                              ==========          ==========          ===========       =============

Net loss allocated to:
  General partner                         $      (2,252)             (4,181)             (1,856)             (4,083)
                                             ==========          ==========          ===========       =============

  Limited partners                        $    (222,988)           (413,847)           (183,708)           (404,188)
                                             ==========          ==========          ===========       =============

Net loss per limited
 partner units (10,000 units
 issued and outstanding)                  $         (22)     $          (41)     $          (18)     $          (40)
                                             ==========          ==========          ===========       =============



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)
                          STATEMENT OF PARTNERS' EQUITY

                 For the Six Months Ended June 30, 1997 and 1996



For the Six Months Ended June 30, 1997
--------------------------------------
                                                          General             Limited
                                                          Partner             Partner                 Total
                                                          -------             -------                 -----

Equity (deficit), December 31, 1996                $     (35,545)       $     6,471,100       $     6,435,555

Net loss for the six months ended
 June 30, 1997                                            (4,181)              (413,847)             (418,028)
                                                          -------              ---------            ---------

Equity (deficit), June 30, 1997                    $     (39,726)      $      6,057,253       $     6,017,527
                                                         ========             =========             =========




For the Six Months Ended June 30, 1996
--------------------------------------
                                                          General             Limited
                                                          Partner             Partner                 Total
                                                          -------             -------                 -----

Equity (deficit), December 31, 1995                $     (25,001)      $      7,514,958       $     7,489,957

Net loss for the six months ended
 June 30, 1996                                            (4,083)              (404,188)             (408,271)
                                                         -------            -----------             ---------

Equity (deficit), June 30, 1996                    $     (29,084)      $      7,110,770       $     7,081,686
                                                         ========          ============             =========






                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                       STATEMENT OF CASH FLOWS For the Six
                       Months Ended June 30, 1997 and 1996

                                                      1997              1996
                                                      ----              ----
Cash flows provided by operating activities:
  Net loss                                        $   (418,028)    $   (408,271)
    Adjustments to reconcile net loss to net
        cash used in operating activities:
        Equity in loss of limited partnerships         388,859          392,400
        Amortization                                    15,562           15,470
        Asset management fee                            20,000           20,000
        Change in other assets                             671            4,667
        Accrued fees and expense due to
        general partner and affiliates                     -             (7,490)
                                                        ------           ------

            Net cash provided by operating activities    7,064           16,776
                                                      --------          -------

Cash flows used in investing activities:
    Investments in limited partnerships                (97,856)        (334,129)
    Acquisition costs and fees                          (5,502)
    Distribution from limited partnerships               6,725            8,025
                                                     ---------        ---------
      Net cash used in investing activities            (96,633)        (326,104)
                                                     ---------        ---------


Net decrease in cash and cash equivalents              (89,569)        (309,328)


Cash and cash equivalents, beginning of period         997,025        1,410,867
                                                       -------        ---------

Cash and cash equivalent, end of period           $    907,456     $  1,101,539
                                                       =======        =========

                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                       STATEMENT OF CASH FLOWS - CONTINUED

                 For the Six months Ended June 30, 1997 and 1996



Supplemental disclosure of noncash financing and investing activity:

 During the six months ended June 30, 1996, the Partnership realized a reduction of $81,491 to payables to limited partnerships (in connection with its investments in limited partnerships) due to reduced tax credits in three limited partnerships.


--------------------------------------------------------------------------------
 .





















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

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and the results of operations and changes in cash flows for the six months ended June 30, 1997 and 1996.

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

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

As of June 30, 1997 and 1996 the Partnership had acquired limited partnership interests in twenty limited partnerships each of which owns one Apartment Complex. As of June 30, 1997 and 1996, construction of all Apartment Complexes was complete.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)
-------------------------------------------------------

The Partnership, as a limited partner, is generally a 99% owner and generally entitled to 99% of the operating profits and losses of the limited partnerships upon the acquisition of its limited partnership interest. The Partnership is a 95% owner of two of the partnerships, Beckwood Manor and Evergreen Four. Following is a summary of the components of investment in limited partnerships as of June 30, 1997 and December 31, 1996:

                                                1997              1996
                                                ----              ----
     Investment balance,
       beginning of period               $  5,771,116     $     6,928,034
     Equity in loss of limited
       partnership                           (388,859)         (1,023,557)
     Tax  credit adjustments                                     (100,756)
     Distributions                             (6,725)            (10,075)
     Capitalized acquisition fees               5,502               5,502
     Amortization of capitalized
       acquisition costs                      (14,062)            (28,032)
                                             --------            --------
     Investment balance,
       end of period                     $  5,366,972     $     5,771,116
                                            =========           =========

 Selected financial information from the financial statements of the limited partnerships with operations for the six months ended June 30, 1997 and 1996 is as follows:

                                             1997                 1996
                                             ----                 ----

   Total revenue                   $      1,622,800    $      1,445,800
                                          ---------           ---------

   Interest expense                         474,100             510,700
   Depreciation                             583,000             583,000
   Operating expenses                       955,700             749,400
                                          ---------           ---------
   Total expenses                         2,012,800           1,843,100
                                          ---------           ---------

   Net loss                        $      (390,000)    $      (397,300)
                                          =========           =========
   Net loss allocable to the
     Partnership                   $      (388,859)    $      (392,400)
                                          =========           =========

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of 8% of the gross proceeds from the sale of Partnership units. Through June 30, 1997 the Partnership had incurred acquisition fees of $800,000.

         An annual asset management fee equal to the greater amount of (i) $2,000 for each Apartment Complex, or (ii) 0.275% of Gross Proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2 % of the invested assets (defined as the Partnership's capital contributions to the limited partnerships plus its allocable percentage of the permanent financing) of the limited partnerships which are subsidized under one or more Federal, state or local government programs. The Partnership has incurred fees of $20,000 for the six months ended June 30, 1996.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)
-----------------------------------------------


Accrued fees and advances due from General Partner and affiliates as of June 30, 1997 and December 31, 1996 consist of the following:

                                                       1997             1996
                                                       ----             ----

Asset management fee payable                         $ 111,667      $   91,667
Advances made for acquisition costs,
  organizational, offering and selling expenses              -             315
                                                      --------        --------

                                                     $ 111,667      $   91,982
                                                      ========        ========


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

Liquidity and Capital Resources
-------------------------------

On July 18, 1995, the Partnership sold the last of its total of 10,000 Units. No additional Units will be issued with respect to the Partnership. As of June 30, 1997 and December 31, 1996, the Partnership received a total of $10,000,000 from the sale of Units. Substantially all the $10,000,000 has been committed to the purchase price and acquisition fees and costs of investment in Limited Partnerships, reserves and expenses of the offering.

The Partnership had made capital contributions to Limited Partnerships in the amount of approximately $7,018,700 and $6,920,900 as of June 30, 1997 and December 31, 1996, respectively. The Partnership does not anticipate further needs of either bank financing or loans from affiliates of the General Partner.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $89,600 for the period ended June 30, 1997. This decrease in cash consists of cash used by investing in the aggregate of approximately $96,600, offset by cash provided by operating activities of approximately $7,000. Cash used by the investing activities of the Partnership during such period consisted of capital contributions to Limited Partnerships and acquisition costs of approximately $97,900 and $5,500, respectively, offset by cash provided by distributions from Limited Partnerships of approximately $6,700. Cash provided by operating activities consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $309,000 for the period ended June 30, 1996. This decrease in cash consists of cash used by investing in aggregate of approximately $326,100, offset by cash provided by operating activities of approximately $16,800. Cash used by the investing activities of the Partnership during such period consisted of cash used in capital contributions to Limited Partnerships of approximately $334,000 offset by distributions from Limited Partnerships of approximately $8,000. Cash provided by operating activities consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

As of June 30, 1997 and December 31, 1996 the Partnership was indebted to WNC & Associates, Inc. in the amount of approximately $112,000 and $92,000, respectively. The component items of such indebtedness consisted of advances for operating expenses of approximately $112,000 and $92,000 respectively.

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

Results of Operations
---------------------

As of December 31, 1996, and June 30, 1997 the Partnership had acquired interests in 20 Limited Partnerships. Each of the Apartment Complexes owned by the 20 Limited Partnerships receives or is expected to receive government assistance and each of them has received a reservation for Housing Tax Credits. As of December 31, 1996, all of the Apartment Complexes had commenced operations, as of June 30, 1997, and 1996, twenty and nineteen of the Apartment Complexes had commenced operations. Accordingly, the "Equity in losses from limited partnerships" for the periods ended June 30, 1997 and 1996 reflected in the Statement of Operations of the Partnership is not indicative of the amounts to be reported in future years.

As reflected on its Statements of Operations, the Partnership had a loss of approximately $418,000 and $408,000 for the six months ended June 30, 1997 and 1996, respectively. The component items of revenue and expense are discussed below.

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

1.  None..


         No reports on Form 8-K were filed during the quarter ended June 30, 1997.

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