Form 10-Q
period 1997-09-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 1999-01-22
CIK 913496

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED September 30, 1997



PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

     Balance Sheets, September 30, 1997 and December 31, 1996.................3

     Statement of Operations
              For the nine months ended  September 30, 1997 and 1996..........4

     Statement of Partners' Equity
              For the nine months ended September 30, 1997 and 1996...........5

     Statement of Cash Flows
              For the nine months ended September 30, 1997 and 1996...........6

     Notes to Financial Statements............................................8

   Item 2. Management's Discussion and Analysis of
     Financial  Condition and Results of Operations..........................13


PART II. OTHER INFORMATION


         Item 6. Exhibits and Reports on Form 8-K  ..........................16

         Signatures        ..................................................17

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                    September 30, 1997 and December 31, 1996

                                                 1997                   1996
                                                 ----                   ----
Cash and cash equivalents                  $    794,295         $      997,025
 Investment in limited
  partnerships                                5,167,831              5,771,116
Due from affiliate                                9,020                  9,020
 Other assets                                     4,500                  6,986
                                              ---------              ---------
                                           $  5,975,646         $    6,784,147
                                              =========              =========

LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Payables to limited partnerships          $    111,254         $      256,610
 Accrued fees and expenses due to
   general partner and affiliates                51,667                 91,982
                                              ---------              ---------
     Total liabilities                          162,921                348,592
                                              ---------              ---------

Partners' equity (deficit):
 General partner                                (41,774)               (35,545)
 Limited partners (10,000 units
  authorized, issued and outstanding)          5,854,499             6,471,100
                                               ---------             ---------
Total partners' equity                         5,812,725             6,435,555
                                               ---------             ---------
                                           $   5,975,646        $    6,784,147
                                               =========             =========




                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS
              For the Nine Months Ended September 30, 1997 and 1996

                                                            1997                                     1996
                                              ----------------------------------      -----------------------------------

                                                  Three            Nine               Three             Nine
                                                 Months           Months              Months           Months

Interest income                             $     5,374     $     20,776     $        12,201    $       39,819
                                                  -----           ------              ------            ------

Operating expenses:
Amortization                                      7,031           22,593               7,781            23,251
Asset management fees                            10,000           30,000              10,000            30,000
Legal and accounting                              2,000            2,000               2,224             3,874
Other                                              (966)           8,043                 893             7,262
                                                -------          -------                 ---             -----

Total operating expenses                         18,065           62,636              20,898            64,387
                                               --------         --------             -------          --------
Loss from operations                            (12,691)         (41,861)             (8,697)          (24,568)


Equity in loss from
 limited partnerships                          (192,110)        (580,969)           (264,400)         (656,800)
                                               --------        ---------           ---------         ---------

Net loss                                    $  (204,801)    $  (622,830)     $      (273,097    $     (681,368)
                                               ========       =========             ========          ========

Net loss allocated to:
  General partner                           $   (2,048)          (6,228)              (2,731)           (6,814)
                                                ======          =======              =======           =======

  Limited partners                          $ (202,753)        (616,602)            (270,366)         (674,554)
                                              ========         ========             ========         =========

Net loss per limited
 partner units (10,000 units
 issued and outstanding)                    $      (20)     $       (62)     $          (27)    $         (67)
                                                  ====             ====                ====              ====


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)
                          STATEMENT OF PARTNERS' EQUITY

              For the Nine Months Ended September 30, 1997 and 1996



For the Nine Months Ended September 30, 1997
                                                        General            Limited
                                                        Partner            Partner          Total
                                                        -------            -------          -----

Equity (deficit), December 31, 1996                $    (35,545)    $      6,471,100     $    6,435,555

Net loss for the nine months ended
 September 30, 1997                                      (6,228)           (616,602)           (622,830)
                                                         -------           ---------           ---------

Equity (deficit), September 30, 1997               $    (41,773)    $      5,854,498     $    5,812,725
                                                        ========           =========          =========




For the Nine Months Ended September 30, 1996
                                                          General          Limited
                                                          Partner          Partner               Total
                                                          -------          -------               -----

Equity (deficit), December 31, 1995                $    (25,001)    $      7,514,958    $     7,489,957

Net loss for the nine months ended
 September 30, 1996                                      (6,814)           (674,554)           (681,368)
                                                         -------          ---------           ---------

Equity (deficit), September 30, 1996               $    (31,815)    $     6,840,404     $      6,808,589
                                                        ========          =========            =========


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                      STATEMENT OF CASH FLOWS For the Nine
                    Months Ended September 30, 1997 and 1996

                                                           1997           1996
                                                           ----           ----
Cash flows provided (used) by operating activities:
  Net loss                                            $  (622,830)   $ (681,368)
    Adjustments to reconcile net loss to net
        cash used in operating activities:
        Equity in loss of limited partnerships            580,969       656,800
        Amortization                                       22,593        23,250
        Asset management fee                             (40,000)        15,000
        Change in other assets                                671         4,074
        Accrued fees and expense due  to
         general partner and affiliates                         -        (6,055)
                                                        ---------       -------
            Net cash provided (used) by operating
             activities                                   (58,597)       11,701
                                                          --------       ------

Cash flows used in investing activities:
    Investments in limited partnerships                  (145,356)     (334,129)
    Acquisition costs and fees                             (5,502)       (5,502)
    Distribution from limited partnerships                  6,725         8,025
                                                         --------       -------
      Net cash used in investing activities              (144,133)     (331,606)
                                                         ---------     --------


Net decrease in cash and cash equivalents                (202,730)     (319,905)

Cash and cash equivalents, beginning of period            997,025     1,410,867
                                                          -------     ---------

Cash and cash equivalent, end of period               $   794,295   $ 1,090,962
                                                          =======     =========

                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                       STATEMENT OF CASH FLOWS - CONTINUED

              For the Nine months Ended September 30, 1997 and 1996



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

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and the results of operations and changes in cash flows for the nine months ended September 30, 1997 and 1996. .

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

Method of Accounting For Investment in Limited Partnerships
The investment in limited partnerships is accounted for on the equity method of accounting whereby the Partnership adjusts its investment balance for its share of each limited partnership's results of operations and for any distributions received. Costs incurred by the Partnership in acquiring the investments in limited partnerships are capitalized as part of the investment account.

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

Cash and Cash Equivalents
The Partnership considers investments with an original maturity of three months or less as cash equivalents.

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

As of September 30, 1997 and 1996 the Partnership had acquired limited partnership interests in twenty limited partnerships each of which owns one Apartment Complex. As of September 30, 1997 and 1996, construction of all Apartment Complexes was complete.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)
-------------------------------------------------------

The Partnership, as a limited partner, is generally a 99% owner and generally entitled to 99% of the operating profits and losses of the limited partnerships upon the acquisition of its limited partnership interest. The Partnership is a 95% owner of two of the partnerships, Beckwood Manor and Evergreen Four. Following is a summary of the components of investment in limited partnerships as of September 30, 1997 and December 31, 1996:

                                             1997                  1996
                                             ----                  ----
   Investment balance,
     beginning of period               $   5,771,116        $    6,928,034
   Equity in loss of limited
     partnership                            (580,969)           (1,023,557)
   Tax credit adjustments                                         (100,756)
   Distributions                              (6,725)              (10,075)
   Capitalized acquisition fees                5,502                 5,502
   Amortization of capitalized
     acquisition costs                       (21,093)              (28,032)
                                            --------              --------
   Investment balance,
     end of period                         5,167,831             5,771,116
                                           =========             =========

 Selected financial information from the financial statements of the limited partnerships with operations for the nine months ended September 30, 1997 and 1996 is as follows:

                                                    1997                1996
                                                    ----                ----

               Total revenue                $      2,412,200    $    2,283,000
                                                   ---------         ---------

               Interest expense                      774,400           808,600
               Depreciation                          808,600           826,000
               Operating expenses                  1,416,000         1,330,400
                                                   ---------         ---------
               Total expenses                      2,999,000         2,965,000
                                                   ---------         ---------

               Net loss                     $      (586,800)    $    (682,000)
                                                   =========         =========
               Net loss allocable to the
                 Partnership                $      (580,969)    $    (681,368)
                                                   =========         =========

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of 8% of the gross proceeds from the sale of Partnership units. Through September 30, 1997 the Partnership had incurred acquisition fees of $800,000.

         An annual asset management fee equal to the greater amount of (i) $2,000 for each Apartment Complex, or (ii) 0.275% of Gross Proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2 % of the invested assets (defined as the Partnership's capital contributions to the limited partnerships plus its allocable percentage of the permanent financing) of the limited partnerships which are subsidized under one or more Federal, state or local government programs. The Partnership has incurred fees of $30,000 for the nine months ended September 30, 1997.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)
-----------------------------------------------


Accrued fees and advances due to/(from) General Partner and affiliates consist of the following at September 30, 1997 and December 31, 1996:

                                                    1997                 1996
                                                    ----                 ----

Asset management fee payable                       $  51,667         $  91,667
Advances made for acquisition costs,
 organizational, offering and selling expenses             -               315
                                                     -------          --------
                                                   $  51,667         $  91,982
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

Liquidity and Capital Resources
-------------------------------

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $202,700 for the period ended September 30, 1997. This decrease in cash consists of cash used by investing and cash provided by investing and operating activities. Cash was used by the investing activities of the Partnership during such period in the aggregate amount of approximately $144,100, which consisted of cash used in capital contributions to Limited Partnerships and acquisition costs of approximately $145,400 and 5,500, respectively, offset by cash provided by distributions from Limited Partnerships of approximately $6,700. Cash provided by operating activities consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

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

As of September 30, 1997 and December 31, 1996 the Partnership was indebted to WNC & Associates, Inc. in the amount of approximately $52,000 and $92,000, respectively. The component items of such indebtedness consisted of advances for operating expenses of approximately $52,000 and $92,000, respectively.

On July 18, 1995, the Partnership sold the last of its total of 10,000 Units. No additional Units will be issued with respect to the Partnership. As of September 30, 1997 and December 31, 1996, the Partnership received a total of $10,000,000 from the sale of Units. Substantially all the $10,000,000 has been committed to the purchase price and acquisition fees and costs of investment in Limited Partnerships, reserves and expenses of the offering.

The Partnership had made capital contributions to Limited Partnerships in the amount of approximately $7,066,243 and $6,920,887 as of September 30, 1997 and December 31, 19965, respectively. The Partnership does not anticipate further needs of either bank financing or loans from affiliates of the General Partner.

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

Results of Operations
---------------------

As of December 31, 1996, and September 30, 1997 the Partnership had acquired interests in 20 Limited Partnerships. Each of the Apartment Complexes owned by the 20 Limited Partnerships receives government assistance and each of them has received a reservation for Housing Tax Credits. As of September 30, 1997 and December 31, 1996, all of the Apartment Complexes had completed construction and commenced operations,

As reflected on its Statements of Operations, the Partnership had a loss of approximately $623,000 and $681,000 for the nine months ended September 30, 1997 and 1996, respectively. The component items of revenue and expense are discussed below.

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

Part II.  Other Information

Item 1.  Legal Proceedings

         None.


Item 6.  Exhibits and Reports on Form 8-K

1.  None.


         No reports on Form 8-K were filed during the quarter ended September 30, 1997.

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