Form 10-K
period 1997-12-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 1999-01-22
CIK 913496

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:    December 31, 1997

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


As of December 31, 1997 and 1996, the Partnership had invested in twenty Local Limited Partnerships. Each of these Local Limited Partnerships owns an Apartment Complex that is or is expected to be eligible for the Housing Tax Credit. All of the Local Limited Partnerships also benefit from government programs promoting low or moderate income housing. As of December 31, 1997, construction or rehabilitation of the underlying Apartment Complexes was completed on all twenty Apartment Complexes.

The following is a schedule of the status as of December 31, 1997, of the Apartment Complexes owned by Local Limited Partnerships in which the Partnership was a limited partner as of December 31, 1997.

                                  SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                                         IN WHICH THE PARTNERSHIP HAS AN INVESTMENT
                                                   AS OF DECEMBER 31, 1997

                                               No. of       Units                Units               Percentage of Total
Name & Location                                 Apts.       Completed             Occupied           Units Occupied
---------------                                 -----       ---------             --------           --------------


ALPINE                                         36                 36                   36                      100%
  Alpine, (Brewster Co.) Texas
BAYCITY                                        62                 62                   62                      100%
  Baytown (Harris Co.) Texas
BECKWOOD MANOR                                 42                 42                   40                      95%
  Marianna (Lee Co.), Arkansas
BRISCOE MANOR                                  31                 31                   31                      100%
  Galena (Kent Co.), Maryland
EVERGREEN                                      24                 24                   19                      79%
  Maynard (Randolph Co.), Arkansas
FAWN HAVEN                                     28                 28                   28                      100%
  Manchester (Adams Co.), Ohio
FORT STOCKTON                                  36                 36                   35                      97%
  Ft Stockton (Pecos Co.), Texas
HIDDEN VALLEY                                  40                 40                   39                      98%
  Gallup (McKinley Co.), New Mexico
HOI LENOIR                                     34                 34                   32                      94%
  Lenoir (Caldwell Co. ), North
Carolina
INDIAN  CREEK                                  48                 48                   47                      98%
  Bucyrus (Crawford Co.) Ohio
LAUREL CREEK                                   24                 24                   24                      100%
  San Luis Obispo (San Luis Obispo) CA
MADISONVILLE                                   32                 32                   32                      100%
  Madisonville (Madison Co.) Texas
MOUNTAIN GRAHAM                                40                 40                   39                      98%
  Safford (Graham Co.) Arizona



                                  SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                                         IN WHICH THE PARTNERSHIP HAS AN INVESTMENT
                                                   AS OF DECEMBER 31, 1997

                                               No. of       Units                Units               Percentage of Total
Name & Location                                 Apts.       Completed             Occupied           Units Occupied
---------------                                 -----       ---------             --------           --------------



NORTHSIDE PLAZA                                48                 48                   47                      98%
  Angleton (Brazoria Co.) Texas
PAMPA MANOR                                    32                 32                   29                      91%
  Pampa (Gray Co) Texas
REGENCY COURT                                  115                115                  110                     96%
  Monrovia (Los Angeles Co.), CA

SANDPIPER                                      24                 24                   24                      100%
  Aulander,(Bertie Co.), N.C.
VERNON MANOR                                   28                 28                   28                      100%
  Vernon (Wilbarger Co.), Texas
WATERFORD PLACE                                32                 32                   31                      97%
  Calhoun Falls (Abbeville Co.)       S.C.
YANTIS SENIORS                                 24                 24                   24                      100%
  Yantis (Wood Co) Texas

                                               780                780                  757                     97%
                                               ===                ===                  ===                     ===


Description of Local Limited Partnerships

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

   At December 31, 1997, there were 729 registered holders of Units. The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. The Low Income Housing Credits for 1997, 1996, 1995 and 1994 were $142, $136, $101 and $32, respectively, per Unit.


ITEM 6.  SELECTED FINANCIAL DATA

                                                                                                     May 4, 1993
                                                                                                    (Inception) to
                                                  Years Ended December 31,                              December 31,
                                    ------------------------------------------------------------     ------------

                                   1997             1996              1995              1994              1993
                                   ----             ----              ----              ----              ----

Revenue                       $     25,676     $     51,654      $     68,682       $     85,261     $          0

Partnership operating
expenses                            88,644           82,499            86,499             67,946           11,634

Equity in loss of
   Local Limited
   Partnerships                   (764,430)      (1,023,557)         (727,986)          (413,316)              (0)
                                ----------      -----------       -----------        -----------      -----------


Net loss                      $   (827,398)    $  1,054,402)     $   (745,803)      $   (396,001)    $    (11,634)
                               ===========      ===========       ===========        ===========      ===========

Net loss per Limited
Partnership Interest          $     (81.91)    $    (104.39)     $     (73.83)      $     (50.35)    $     (23.55)
                               ===========      ===========       ===========        ===========      ===========


Total assets                  $  5,757,695     $  6,784,147      $  8,355,140       $ 10,391,250     $  2,389,712
                               ===========      ===========       ===========        ===========      ===========

Net investment in
   Local Limited
  Partnerships                $  4,976,247     $  5,771,116      $  6,928,034       $  7,852,303     $    355,087
                               ===========      ===========       ===========        ===========      ==========

Capital contributions
   payable to
   Local Limited
   Partnerships              $      84,303     $    256,610      $    799,745       $  2,289,218     $    125,263
                              ============      ===========       ===========        ===========      ===========

Accrued fees and
  expenses due to
  affiliates                 $      65,235    $      91,982      $     65,438       $     75,820     $  1,229,220
                              ============     ============       ===========        ===========      ===========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Liquidity and Capital Resources
-------------------------------

Since inception the Partnership has received $10,000,000 in cash from the sale of Units. Substantially all of the $10,000,000 has been committed to the purchase price and acquisition fees and cost of investments in Local Limited Partnerships, reserves and expenses of the offering. Although not presently the case, the Partnership previously had identified its investments in advance of receipt of sufficient cash capital to fund the investments. As of December 31, 1997, the Partnership had made capital contribution to Limited Partnerships aggregating approximately $7,093,000 and had further obligations of approximately $84,000.

As of December 31, 1997, the Partnership was indebted to Associates in the amount of approximately $65,000. The components of such indebtedness were as follows: advances for operating expenses of approximately $3,000 and assets management fees of approximately, $62,000.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $218,500 for the year ended December 31, 1997. This decrease in cash consisted of cash used in investing activities and operating activities of approximately $170,300 and $51,500, respectively, offset by cash provided by financing activities of the Partnership of approximately $3,300. Cash used in investing activities consisted of capital contributions made to Local Limited Partnerships and acquisition costs of approximately $172,300 and $5,500, respectively, offset by distributions of approximately $7,500. Cash provided by financing activities consisted of advances from the general partner or its affiliates. Cash provided by operating activities consisted primarily of interest income. Cash used in operating activities consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

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

Results of Operations
---------------------

As discussed in Item 1 above, as of December 31, 1997, the Partnership had acquired 20 Local Limited Partnership Interests. Each of the Apartment Complexes owned by such Local Limited Partnerships has received a reservation or an allocation for Low Income Housing Credits. All 20 of the Apartment Complexes are completed and in operation.

Consistent with The Partnership's investment objectives, each Local Limited Partnership is generating Low Income Housing Credits for a period of approximately ten years, commencing with completion of construction or rehabilitation of its Apartment Complex and is generating losses until sale of the Apartment Complex.

As reflected on its Statements of Operations, the Partnership had a losses of approximately $827,000 and $1,054,000, respectively, for the periods ended December 31, 1997 and 1996. The component items of revenue and expense are discussed below.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:














                 WNC HOUSING TAX CREDIT FUND, IV, L.P., SERIES 1
                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

              For The Years Ended December 31, 1997, 1996 and 1995

                                      with

                      INDEPENDENT AUDITORS' REPORT THEREON

                          INDEPENDENT AUDITORS' REPORT





To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 1


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund IV, L.P., Series 1 (a California Limited Partnership) (the "Partnership") as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the limited partnerships in which WNC Housing Tax Credit Fund IV, L.P., Series 1 is a limited partner. These investments, as discussed in Note 3 to the financial statements, are accounted for by the equity method. The financial statements of substantially all of the limited partnerships, representing 87% and 85% of the total assets of WNC Housing Tax Credit Fund IV, L.P., Series 1 at December 31, 1997 and 1996, respectively, were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund IV, L.P., Series 1 (a California Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                                        /s/ CORBIN & WERTZ

                                                        CORBIN & WERTZ

Irvine, California
April 23, 1998, except for Notes 2 and 6 which are dated as of December 4, 1998

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                           December 31, 1997 and 1996




                                                                               1997                    1996
                                                                          ----------------       ------------------
ASSETS

Cash and cash equivalents                                               $        778,448        $         997,025
Investments in limited partnerships                                            4,976,247                5,771,116
Due from affiliate                                                                     -                    9,020
Other assets                                                                       3,000                    6,986
                                                                         ---------------         ----------------

                                                                        $      5,757,695        $       6,784,147
                                                                         ===============         ================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
    Payable to limited partnerships                                     $         84,303        $         256,610
    Accrued fees and advances due to General Partner
      and affiliate                                                               65,235                   91,982
                                                                         ---------------         ----------------

         Total liabilities                                                       149,538                  348,592
                                                                         ---------------         ----------------

Partners' equity (deficit):
    General partner                                                              (43,819)                 (35,545)
    Limited partners (10,000 units authorized - 10,000 units
      outstanding at December 31, 1997 and 1996)                               5,651,976                6,471,100
                                                                         ---------------         ----------------

         Total partners' equity                                                5,608,157                6,435,555
                                                                         ---------------         ----------------

                                                                        $      5,757,695        $       6,784,147
                                                                         ===============         ================

                 See accompanying notes to financial statements
                                      FS-2

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

              For The Years Ended December 31, 1997, 1996 and 1995



                                                             1997                 1996                  1995
                                                        ---------------      ----------------      ----------------


Interest income                                       $        25,676       $       51,654        $        68,682
                                                       --------------        -------------         --------------

Operating expenses:
    Amortization                                               31,416               31,032                 30,926
    Asset management fees                                      40,000               40,000                 36,667
    Other                                                      17,228               11,467                18,906
                                                       --------------        -------------         ---------------

         Total operating expenses                              88,644               82,499                 86,499
                                                       --------------        -------------         --------------

Loss from operations                                          (62,968)             (30,845)               (17,817)

Equity in losses from limited partnership                    (764,430)          (1,023,557)              (727,986)
                                                       --------------        -------------         --------------

Net loss                                              $      (827,398)      $   (1,054,402)       $      (745,803)
                                                       ==============        =============         ==============

Net loss allocated to:
    General partner                                   $        (8,274)      $      (10,544)       $        (7,458)
    Limited partners                                         (819,124)          (1,043,858)              (738,345)
                                                       --------------        -------------         --------------

Total net loss allocated                              $      (827,398)      $   (1,054,402)       $      (745,803)
                                                       ==============        =============         ==============

Net loss per weighted limited partner units           $       (81.91)       $      (104.39)       $       (73.83)
                                                       =============         =============         =============

Outstanding weighted limited partner units                     10,000               10,000                 10,000
                                                       ==============        =============         ==============


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For The Years Ended December 31, 1997, 1996 and 1995



                                                           General               Limited
                                                           Partner              Partners                Total
                                                        ---------------      ----------------      ----------------

Equity (deficit) - January 1, 1995                    $       (18,188)      $    8,044,400        $     8,026,212

Collection on notes receivable                                      -              145,000                145,000

Offering expenses                                                 645               63,903                 64,548

Net loss                                                       (7,458)            (738,345)              (745,803)
                                                       --------------        -------------         --------------

Equity (deficit) - December 31, 1995                          (25,001)           7,514,958              7,489,957

Net loss                                                      (10,544)          (1,043,858)            (1,054,402)
                                                       --------------        -------------         --------------

Equity (deficit) - December 31, 1996                          (35,545)           6,471,100              6,435,555

Net loss                                                       (8,274)            (819,124)              (827,398)
                                                       --------------        -------------         --------------

Equity (deficit) - December 31, 1997                  $       (43,819)      $    5,651,976        $     5,608,157
                                                       ==============        =============         ==============





                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For The Years Ended December 31, 1997, 1996 and 1995




                                                             1997                 1996                  1995
                                                        ---------------      ----------------      ----------------

Cash flows from operating activities:
    Net loss                                          $      (827,398)      $   (1,054,402)       $      (745,803)
    Adjustments to reconcile net loss to net
      cash (used in) provided by operating activities:
        Amortization                                           31,416               31,032                 30,926
        Equity in loss of limited partnerships                764,430            1,023,557                727,986
        Accrued and unpaid asset management
          fees due to affiliate of general partner            (30,000)              25,000                 36,667
        Change in receivable from affiliate                     9,020               (9,020)                     -
        Change in other assets                                    986                6,253                  5,661
                                                       --------------        -------------         --------------

    Net cash (used in) provided by operating activities       (51,546)              22,420                 55,437
                                                       --------------        -------------         --------------

Cash flows from investing activities:
    Investments in limited partnerships, net                 (172,307)            (442,379)            (1,318,394)
    Distributions                                               7,525               10,075                  1,350
    Change in advances receivable                                   -                    -                409,286
    Acquisition costs and fees                                 (5,502)              (5,502)                (7,072)
                                                       --------------        -------------         --------------

    Net cash used in investing activities                    (170,284)            (437,806)              (914,830)
                                                       --------------        -------------         --------------

Cash flows from financing activities:
    Capital contributions from partners                             -                    -                145,000
    Changes from advances from general partner
      and affiliates for:
        Acquisition of limited partnerships                         -                    -                (47,049)
        Other                                                   3,253                1,544                      -
    Offering adjustments                                            -                    -                 64,548
                                                       --------------        -------------         --------------

    Net cash provided by financing activities                   3,253                1,544                162,499
                                                       --------------        -------------         --------------

Net decrease in cash and cash equivalents                    (218,577)            (413,842)              (696,894)

Cash and cash equivalent, beginning of year                   997,025            1,410,867              2,107,761
                                                       --------------        -------------         --------------

Cash and cash equivalent, end of year                 $       778,448       $      997,025        $     1,410,867
                                                       ==============        =============         ==============

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
    Interest paid                                     $             -       $            -        $             -
                                                       ==============        =============         ==============
    Income taxes paid                                 $           800       $          800        $           800
                                                       ==============        =============         ==============

SUPPLEMENTAL DISCLOSURE OF NONCASH
  FINANCING AND INVESTING ACTIVITIES:
During the years ended December 31, 1996 and 1995, the Partnership incurred, but did not pay $25,000 and $36,667, respectively, of management fees due to an affiliate.

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              For The Years Ended December 31, 1997, 1996 and 1995




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

              For The Years Ended December 31, 1997, 1996 and 1995



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

Cash and Cash Equivalents
-------------------------

The Partnership considers all investments with remaining maturities of three months or less when purchased to be cash equivalents. At December 31, 1996, the Partnership had cash equivalents representing U.S. Treasury Bills totaling $647,124. There were no cash equivalents at December 31, 1997.

Concentration of Credit Risk
----------------------------

At December 31, 1997 and 1996, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital. As of December 31, 1997 and 1996, the Partnership has incurred offering and selling expenses to date of $606,705 and $750,000, respectively, which are reflected as a reduction of partners' equity.

Net Loss Per Limited Partner Unit
---------------------------------

Net loss per limited partner unit is computed by dividing the limited partners' share of net loss by the weighted number of limited partner units outstanding during the period.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of December 31, 1997 and 1996, the Partnership had acquired limited partnership interests in twenty limited partnerships, each of which owns one apartment complex. As of December 31, 1997, construction on all apartment complexes was complete. The respective general partners of the limited partnerships manage the day to day operations of the limited partnerships. Significant limited partnership business decisions require approval of the Partnership. The Partnership, as a limited partner, is entitled to up to 99%, as specified in the partnership agreements, of the operating profits and losses of the limited partnerships upon its acquisition of its limited partnership interests.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1997, 1996 and 1995



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The Partnership's investments in the limited partnerships as shown in the accompanying balance sheet as of December 31, 1997 and 1996 are approximately $817,000 and $956,000, respectively, greater than the Partnership's equity as shown in the limited partnership's financial statements. This difference is primarily due to acquisition costs related to the acquisition of the investments that have been capitalized in the Partnership's investment account and will be amortized over 30 years and capital contributions accrued but not paid. Following is a summary of the components of the Partnership's investments in limited partnerships as of December 31, 1997 and 1996:

                                                              1997                    1996
                                                         ----------------       ------------------

Investments per balance sheet, beginning of period     $      5,771,116        $       6,928,034

Tax credit adjustments                                                -                 (100,756)

Distributions                                                    (7,525)                 (10,075)

Capitalized acquisition fees and costs                            5,502                    5,502

Equity in losses of limited partnerships                       (764,430)              (1,023,557)

Amortization of capitalized acquisition fees and costs          (28,416)                 (28,032)
                                                        ---------------         ----------------

Investments per balance sheet, end of period           $      4,976,247        $       5,771,116
                                                        ===============         ================


The financial information from the individual financial statements of the limited partnerships include rental and interest subsidies. Rental subsidies are included in revenues and interest subsidies are generally netted against interest expense. Approximate selected financial information from the combined financial statements of the limited partnerships at December 31, 1997 and 1996 and for each of the years in the three year period ended December 31, 1997 is as follows:

                                         COMBINED CONDENSED BALANCE SHEETS

                                                                               1997                    1996
                                                                          ----------------       ------------------
ASSETS

Buildings and improvements, net of accumulated depreciation
   of $3,474,000 and $2,410,000  for 1997 and 1996,
   respectively                                                         $     30,271,000        $      31,310,000
Land                                                                           1,221,000                1,217,000
Other assets                                                                   1,651,000                1,579,000
                                                                         ---------------         ----------------

                                                                        $     33,143,000        $      34,106,000
                                                                         ===============         ================


                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1997, 1996 and 1995


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                                   COMBINED CONDENSED BALANCE SHEETS, continued

                                                                               1997                    1996
                                                                          ----------------       ------------------
LIABILITIES AND PARTNERS' CAPITAL

Construction and mortgage loans payable                                 $     26,032,000        $      26,192,000
Other liabilities (including due to related parties of
  $751,000 and $921,000  as of December 31, 1997
  and 1996, respectively)                                                      1,714,000                1,871,000
                                                                         ---------------         ----------------
         Total liabilities                                                    27,746,000               28,063,000
                                                                         ---------------         ----------------

Partners' capital:
    WNC Housing Tax Credit Fund, L.P.                                          4,159,000                4,815,000
    Other partners                                                             1,238,000                1,228,000
                                                                         ---------------         ----------------
         Total partners' capital                                               5,397,000                6,043,000
                                                                         ---------------         ----------------

                                                                        $     33,143,000        $      34,106,000
                                                                         ===============         ================


                                    COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                       1997                    1996                    1995
                                                  ---------------         ---------------         ---------------

Revenues                                        $      3,182,000        $      3,004,000        $      2,335,000
                                                 ---------------         ---------------         ---------------

Expenses:
    Operating expenses                                 1,874,000               1,889,000               1,530,000
    Interest expense                                   1,019,000               1,064,000                 641,000
    Depreciation                                       1,064,000               1,087,000                 901,000
                                                 ---------------         ---------------         ---------------

         Total expenses                                3,957,000               4,040,000               3,072,000
                                                 ---------------         ---------------         ---------------

Net loss                                        $       (775,000)       $     (1,036,000)       $       (737,000)
                                                 ===============         ===============         ===============

Net loss allocable to Partnership               $       (764,000)       $     (1,024,000)       $       (728,000)
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

              For The Years Ended December 31, 1997, 1996 and 1995


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The financial statements of one limited partnership, which represents 21% of the total combined equity of the investments in limited partnerships, were prepared assuming the limited partnership will continue as a going concern. Through December 31, 1997, the limited partnership has had recurring losses, working capital deficiencies and has not been billed for certain expenses due since 1994. The limited partnership is seeking abatement or an extended payment plan to pay down certain of these liabilities; however, if the limited partnership is unsuccessful, additional funding may be requested from the Partnership. In the event the limited partnership is required to liquidate or sell its property, the net proceeds could be significantly less than the carrying value of such property. As of December 31, 1997 and 1996, the carrying value of such property totaled $7,232,514 and $7,423,972.

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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

As of December 31, 1996, due to affiliate consisted of advances to an affiliate for acquisition costs. Such advances were non-interest bearing and due on demand and were collected in 1997.

Under the terms of the Partnership Agreement, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of up to 8% of the gross proceeds from the sale of Partnership units as compensation for services rendered in connection with the acquisition of limited partnerships. Net acquisition fees are included in investment in limited partnerships. As of December 31, 1997 and 1996, the Partnership had incurred acquisition fees of $800,000. Accumulated amortization amounted to $97,300 and $70,632 as of December 31, 1997 and 1996, respectively.

         Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of limited partnerships. These reimbursements are not to exceed 1.2% of the gross proceeds. As of December 31, 1997 and 1996, the Partnership incurred acquisition costs of $49,160 and $43,658, respectively, which have been included in limited partnership investment. Accumulated amortization was insignificant for 1997 and 1996.

         An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the mortgage debt encumbering the apartment complexes) of the limited partnerships. The Partnership incurred asset management fees of $40,000, $40,000 and $36,667 for the years ended December 31, 1997,
         1996 and 1995, respectively. During 1997 and 1996, the Partnership paid $70,000 and $15,000 of these fees, respectively. No management fees were paid during 1995.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if services are rendered in the sales effort.

----------------------------------------------

Accrued fees and advances due to General Partner and affiliate as of December 31, 1997 and 1996 consist of the following:

                                                                               1997                    1996
                                                                          ----------------       ------------------

Advances due to affiliate made for acquisition costs,
  organizational, offering and selling expenses                         $         (3,568)       $            (315)

Asset management fees                                                            (61,667)                 (91,667)
                                                                         ---------------         ----------------

                                                                        $        (65,235)       $         (91,982)
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

WILFRED N. COOPER, SR., age 67, has been the principal shareholder and a Director of WNC & ASSOCIATES, INC. since its organization in 1971, of SHELTER RESOURCE CORPORATION since its organization in 1981 and of WNC RESOURCES, INC. from its organization in 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991, serving as President of those companies until 1992 and as Chief Executive Officer since 1992, and has been a Director of WNC CAPITAL CORPORATION since its organization. He is also a general partner with WNC & ASSOCIATES, INC. in WNC FINANCIAL GROUP, L.P. and WNC TAX CREDIT PARTNERS, L.P. During 1970 and 1971 he was a principal of Creative Equity Development Corporation, a predecessor of WNC & ASSOCIATES, INC., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments. Previously, he had responsibility for new business development including factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the Executive Committee of the National Association of Home Builders (NAHB) and a past Chairman of the NAHB's Rural Housing Council, a Director of the National Housing Conference, a Director of the Affordable Housing Tax Credit Coalition, a past President of the California Council of Affordable Housing (CCAH) (formerly Rural Builders Council of California), and a past President of Southern California Chapter II of the Real Estate Syndication and Securities Institute (RESSI) of the National Association of Realtors (NAR). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

JOHN B. LESTER, JR., age 64, has been a shareholder, a Director and Secretary of WNC & ASSOCIATES, INC. since 1986, Executive Vice President from 1986 to 1992, and President and Chief Operating Officer since 1992, and has been a Director of WNC CAPITAL CORPORATION since its organization. He was a shareholder, Executive Vice President, Secretary and a Director of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. From 1973 to 1986 he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries which he co-founded in 1973. Mr. Lester is a former Director of the Los Angeles Chapter of the Associated General Contractors of California. His responsibilities at WNC & ASSOCIATES, INC. include property acquisitions and company operations. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

DAVID N. SHAFER, age 45, has been a Director of WNC & ASSOCIATES, INC. since 1997, a Senior Vice President since 1992, and General Counsel since 1990, and served as Asset Management Director from 1990 to 1992, and has been a Director and Secretary of WNC Management, Inc. since its organization. Previously he was employed as an associate attorney by the law firms of Morinello, Barone, Holden & Nardulli from 1987 until 1990, Frye, Brandt & Lyster from 1986 to 1987 and Simon and Sheridan from 1984 to 1986. Mr. Shafer is a Director and President of CCAH, a member of NAHB's Rural Housing Council, a past President of Southern California Chapter II of RESSI, a past Director of the Council of Affordable and Rural Housing and Development and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

WILFRED N. COOPER, JR., age 35, has been employed by WNC & ASSOCIATES, INC. since 1988 and has been a Director since 1997 Executive Vice President since 1998, and a Senior Vice President since 1992. Mr. Cooper heads the Acquisition Originations department at WNC, has been President of, and a registered principal with, WNC CAPITAL CORPORATION, a member firm of the NASD, since its organization, and has been a Director of WNC Management Inc. since its organization. Previously, he was employed as a government affairs assistant by Honda North America from 1987 to 1988, and as a legal assistant with respect to Federal legislative and regulatory matters by the law firm of Schwartz, Woods and Miller from 1986 to 1987. Mr. Cooper is an alternate director and member of NAHB's Rural Housing Council and serves as Chairman of its Membership Committee. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

THEODORE M. PAUL, age 42, has been Vice President - Finance of WNC & ASSOCIATES, INC. since 1992 and Chief Financial Officer since 1990, and has been a Director and Chief Financial Officer of WNC Management Inc. since its organization. Previously, he was a Vice President and Chief Financial Officer of National Partnership Investments Corp., a sponsor and general partner of syndicated partnerships investing in affordable rental housing qualified for tax credits, from 1986 until 1990, and was employed as an associate by the accounting firms of Laventhol & Horwath, during 1985, and Mann & Pollack Accountants, from 1979 to 1984. Mr. Paul is a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants. His responsibilities at WNC & ASSOCIATES, INC. include supervision of investor partnership accounting and tax reporting matters and monitoring the financial condition of the Local Limited Partnerships in which the Partnership will invest. Mr. Paul graduated from the University of Illinois in 1978 with a Bachelor of Science degree and is a Certified Public Accountant in the State of California.

THOMAS J. RIHA, age 43, has been Vice President - Asset Management of WNC & ASSOCIATES, INC. since 1994, and has been a Director and Chief Executive Officer of WNC Management Inc. since its organization. He has more than 17 years' experience in commercial and multi-family real estate investment and management. Previously, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, from 1988 to 1994, last serving as Vice President - Operations. His responsibilities at WNC & ASSOCIATES, INC. include monitoring the operations and financial performance of, and regulatory compliance by, properties in the WNC portfolio. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant in the State of California and a member of the American Institute of Certified Public Accountants.

SY P. GARBAN, age 52, has 20 years' experience in the real estate securities and syndication industry. He has been associated with WNC & ASSOCIATES, INC., since 1989, serving as National Sales Director through 1992 and as Vice President - National Sales since 1992. Previously, he was employed as Executive Vice President by MRW, Inc., Newport Beach, California from 1980 to 1989, a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

CARL FARRINGTON, age 55, has been associated with WNC & ASSOCIATES, INC. since 1993, and has served as Director Originations since 1994. Mr. Farrington has more than 12 years' experience in finance and real estate acquisitions. Previously, he served as Acquisitions Director for The Arcand Company from 1991 to 1993, and as Treasurer and Director of Finance and Administrator for Polytron Corporation from 1988 to 1991. Mr. Farrington is a member and Director of the Council of Affordable and Rural Housing and Development. Mr. Farrington graduated from Yale University with a Bachelor of Arts degree in 1966 and from Dartmouth College with a Master of Business Administration in 1970.

DAVID TUREK, age 43, has been Director - Originations of WNC & ASSOCIATES, INC. since 1996. He has 23 years' experience in real estate finance and acquisitions. Previously, from 1995 to 1996 Mr. Turek served as a consultant for a national Low Income Housing Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Low Income Housing Credit properties, from 1992 to 1995 he served as Executive Vice President for Levcor, Inc., a multi-family development company, and from 1990 to 1992 he served as Vice President for the Paragon Group where he was responsible for Low Income
Housing Credit development activities. Mr. Turek graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

N. PAUL BUCKLAND, age 36, has been employed by WNC & ASSOCIATES, INC. since 1994 and currently serves as Vice President - Acquisitions. He has 11 years'
experience  in  analysis  pertaining  to the  development  of  multi-family  and commercial properties. Previously, from 1986 to 1994 he served on the development team of the Bixby Ranch which constructed more than 700 apartment units and more than one million square feet of "Class A" office space in California and neighboring states, and from 1984 to 1986 he served as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

MICHELE M. TAYLOR, age 43, has been employed by WNC & ASSOCIATES, INC. since 1986, serving as a paralegal and office manager, and currently is the Investor Services Director. Previously she was self-employed between 1982 and 1985 in non-financial services activities and from 1978 to 1981 she was employed as a paralegal by a law firm which specialized in real estate limited partnership transactions. Ms. Taylor graduated from the University of California, Irvine in 1976 with a Bachelor of Arts degree.

THERESA I. CHAMPANY, age 40, has been employed by WNC & ASSOCIATES, INC. since 1989 and currently is the Marketing Services Director and a registered principal with WNC CAPITAL CORPORATION. Previously, she was employed as Manager of Marketing Services by August Financial Corporation from 1986 to 1989 and as office manager and Assistant to the Vice President of Real Estate Syndications by McCombs Securities Co., Inc. from 1979 to 1986. Ms. Champany attended Manchester (Conn.) Community College from 1976 to 1978.

KAY L. COOPER, age 61, has been an officer and Director of WNC & ASSOCIATES, INC. since 1971 and of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. Mrs. Cooper has also been the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, since 1975. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Mrs. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

ITEM 11. EXECUTIVE COMPENSATION:

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to TCP IV or Associates for the following fees:

(a) Selection fees in an amount equal to 8% of the gross proceeds of the Partnerships' Offering ("Gross Proceeds"). Through December 31, 1997, $800,000 of selection fees had been incurred by the Partnership.

(b) A nonaccountable expense reimbursement in an amount equal to 2% of Gross Proceeds. Through December 31, 1997, $200,000 had been incurred by the Partnership.

(c) An annual asset management fee in an amount equal to the greater of (i) $2,000 for each Apartment Complex or (ii) 0.275% of gross proceeds. $40,000, $40,000 and $36,667 had been incurred for the years ended December 31, 1997, 1996 and 1995, respectively.

(d) A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of an Apartment Complex or interest in a Local Limited Partnership. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the return on investment to the Limited Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class, on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates:
(I) 16% through December 31, 2003, and (ii) 6% for the balance of the Partnership's term. No disposition fees have been paid.

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

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

Financial Statements


         Independent auditor's reports
         Balance sheets as of December 31, 1997 and 1996
         Statements of Operations for the years ended December 31, 1997, 1996 and 1995. Statement of Partners' Equity (Deficit) for the years ended December 31, 1997, 1996 and 1995. Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.
         Notes to Financial Statements.


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

Reports on Form 8-K

No reports on From 8-K were filed during the fourth quarter ended December 31, 1997.

 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 1
                                  (Registrant))

                               By:     WNC Tax Credit Partners IV, L.P.,
                                               General Partner
                               By:     WNC & Associates, Inc., General Partner


Date:  January 21, 1999        By:     /s/ John B. Lester, Jr.
                                       ------------------------------------
                                            John B. Lester, Jr.
                                            President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE                 SIGNATURE:                  TITLE:
                                                 Director and Principal
                                                 Executive Officer of .
                                                 WNC & Associates, Inc
January 21, 1999     /s/ Wilfred N. Cooper, Sr.
                     ----------------------------
                     Wilfred N. Cooper, Sr.

                                                 Director and Principal
                                                 Operating Officer and
                                                 Secretary of WNC &
                                                 Associates, Inc.
January 21, 1999     /s/ John B. Lester, Jr.
                     ----------------------------
                     John B. Lester, Jr.



                                                 Principal Financial Officer and
                                                 Principal Accounting Officer of
                                                 WNC & Associates, Inc.
January 21, 1999     /s/ Theodore M. Paul
                     ----------------------------
                     Theodore M. Paul