Form 10-Q
period 1998-03-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 1999-07-16
CIK 913496

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                         Commission file number: 0-26048


                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 1

California                                                           33-0563307
State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization                               Identification No.)


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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED March 31, 1998



PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

    Balance Sheets, March 31, 1998 and December 31, 1997.....................3

    Statements of Operations
         For the three months ended March 31, 1998 and 1997..................4

    Statements of Partners' Equity
         For the three months ended March 31, 1998 and 1997..................5

    Statements of Cash Flows
         For the three months ended March 31, 1998 and 1997..................6

    Notes to Financial Statements............................................8

 Item 2. Management's Discussion and Analysis of
         Financial  Condition and Results of Operations.....................13


PART II. OTHER INFORMATION

 Item 1. Legal Proceedings..................................................16

 Item 6. Exhibits and Reports on Form 8-K...................................16

 Signatures        .........................................................17

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                      March 31, 1998 and December 31, 1997


ASSETS                                             1998                1997
                                                   ----                ----

 Cash and cash equivalents              $         778,591   $         778,448
 Investment in limited
   partnerships                                 4,778,445           4,976,247
 Due from affiliate                                     -                   -
 Other assets                                       2,250               3,000
                                                ---------           ---------
                                        $       5,561,431   $       5,757,695
                                                =========           =========

LIABILITIES AND PARTNERS'
EQUITY

Liabilities:
 Payables to limited partnerships       $          84,303   $          84,303
 Accrued fees and expenses due to
  general partner and affiliates                   71,967              65,235
                                                ---------           ---------
     Total liabilities                            156,270             149,538
                                                ---------           ---------

Partners' equity:
 General partner                                  (45,849)            (43,819)
 Limited partners (10,000 units
  authorized, issued and outstanding)           5,451,010           5,651,976
                                                ---------           ---------
Total partners' equity                          5,405,161           5,608,157
                                                ---------           ---------
                                        $       5,561,431   $       5,757,695
                                                =========           =========



                        See Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1998 and 1997

                                              1998                  1997
                                              ----                  ----


Interest income                      $         6,187        $        9,629
                                           ---------             ---------

Operating expenses:
Amortization                                   7,827                 7,781
Asset management fees                         10,000                10,000
Other                                          5,856                 1,173
                                           ---------             ---------

Total operating expenses                      23,683                18,954
                                           ---------             ---------

Loss from operations                         (17,496)               (9,325)

Equity in losses from
 limited partnerships                       (185,500)             (183,463)
                                           ---------             ---------

Net loss                             $      (202,996)       $     (192,788)
                                           =========             =========

Net loss allocated to:
  General partner                    $        (2,030)       $       (1,928)
                                           =========             =========

  Limited partners                   $      (200,966)       $     (190,860)
                                           =========             =========

Net loss per limited
 partner unit (10,000 units
 issued and outstanding)             $           (20)       $          (19)
                                           =========             =========




                        See Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)
                         STATEMENTS OF PARTNERS' EQUITY

               For the Three Months Ended March 31, 1998 and 1997

For the Three Months Ended March 31, 1998

                                         General         Limited
                                         Partner         Partner         Total
                                         -------         -------         -----

Equity (deficit), December 31, 1997   $  (43,819)    $ 5,651,976    $ 5,608,157

Net loss for the three months ended
 March 31, 1998                           (2,030)       (200,966)      (202,996)
                                         -------       ---------      ---------

Equity (deficit), March 31, 1998      $  (45,849)    $ 5,451,010    $ 5,405,161
                                         =======       =========      =========

For the Three Months Ended March 31, 1997

                                         General         Limited
                                         Partner         Partner         Total
                                         -------         -------         -----

Equity (deficit), December 31, 1996    $ (35,545)    $ 6,471,100    $ 6,435,555

Net loss for the three months ended
 March 31, 1997                           (1,928)       (190,860)      (192,788)
                                         -------       ---------      ---------

Equity (deficit), March 31, 1997       $ (37,473)    $ 6,280,240    $ 6,242,767
                                         =======       =========      =========






                        See Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                     STATEMENTS OF CASH FLOWS For the Three
                      Months Ended March 31, 1998 and 1997


                                                         1998             1997

Cash flows provided by operating activities:

 Net loss                                          $  (202,996)    $   (192,788)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Equity in losses from limited partnerships         185,500          183,463
    Amortization                                         7,827            7,781
    Asset management fee                                10,000           10,000
    Change in other assets                              (2,145)             986
    Accrued fees and expense due
     to general partner and affiliates                  (3,268)            (315)
                                                     ----------       ----------
       Net cash used in operating activities            (5,082)           9,127
                                                     ----------       ----------

Cash flows used in investing activities:
 Investments in limited partnerships
 Distribution from limited partnerships                  5,225            3,725
  Acquisition fees and costs                                 -           (5,502)
Net cash used in investing activities                    5,225           (1,777)
                                                    ----------       ----------


Net increase (decrease) in cash and cash
 equivalents                                               143            7,350

  Cash and cash equivalents, beginning of period       778,448          997,025
                                                    ----------       ----------

Cash and cash equivalent, end of period           $    778,591    $   1,004,375
                                                    ==========        =========





                        See Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

               For the Three Months Ended March 31, 1998 and 1997



 .
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION

                                              1998            1997
                                              ----            ----

Interest paid                                    -               -
                                           $               $
                                             =====           =====


Income taxes paid                                -               -
                                           $               $
                                             =====           =====


















                        See Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)


                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Organization
------------
WNC Housing Tax Credit Fund IV, L.P., Series 1 (the "Partnership") was formed under the California Revised Limited Partnership Act on May 4, 1993, and commenced operations on October 20, 1993. The Partnership was formed to invest primarily in other limited partnerships which own and operate multi-family housing complexes that qualify for low income housing credits.

The general partner of the Partnership is WNC Tax Credit Partners IV, L.P. (the "General Partner"), a California limited partnership. WNC & Associates, Inc. is the general partner of the General Partner. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of WNC & Associates, Inc. John B. Lester, Jr. is the original limited partner of Series 1 and owns, through the Lester Family Trust, 28.6% of the outstanding stock of WNC & Associates, Inc.

General
-------
The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the audited financial statements and related notes thereto contained in the Partnership's Annual Report on Form 10-K for the period ended December 31, 1997. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the General Partner, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and the results of operations for the three months ended March 31, 1998 and 1997 and changes in cash flows for the three months ended March 31, 1998 and 1997. .

Allocations Under the Terms of the Partnership Agreement
The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners are allocated the remaining 99% of these items in proportion to their respective investments.

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

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

As of March 31, 1998 and 1997 the Partnership had acquired limited partnership interests in twenty limited partnerships each of which owns one multi-family housing complex. As of March 31, 1998 and 1997 construction of all multi-family housing complexes was complete.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)
-------------------------------------------------------

The Partnership, as a limited partner, is generally a 99% owner and generally entitled to 99% of the operating profits and losses of the limited partnerships upon the acquisition of its limited partnership interest. The Partnership is a 95% owner of two of the partnerships, Beckwood Manor and Evergreen Four. Following is a summary of the components of investment in limited partnerships as of March 31, 1998 and December 31, 1997:

                                                1998                    1997
                                                ----                    ----

  Investment balance,
   beginning of period               $       4,976,247      $         5,771,116
  Equity in loss of limited
   partnership                                (185,500)                (764,430)
  Tax credit adjustments                             -                        -
  Distributions                                 (5,225)                  (7,525)
  Capitalized acquisition fees                       -                    5,502
  Amortization of capitalized
   acquisition costs                            (7,077)                 (28,416)
                                             ---------                ---------
  Investment balance,
   end of period                     $       4,778,445      $         4,976,247
                                             =========                =========

Combined and condensed financial information from the financial statements of the limited partnerships with operations for the three months ended March 31, 1998 and 1997 is as follows:

                                               1998                     1997
                                               ----                     ----

  Total revenue                      $         795,500      $           763,000
                                             ---------                ---------

  Interest expense                             254,700                  244,500
  Depreciation and amortization                266,000                  255,400
  Operating expenses                           460,800                  449,700
                                             ---------                ---------
  Total expenses                               981,500                  949,600
                                             ---------                ---------


  Net loss                           $        (186,000)     $          (186,600)
                                             =========                =========
  Net loss allocable to the
   Partnership                       $        (185,500)     $          (183,463)
                                             =========                =========

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of up to 8% of the gross proceeds from the sale of Partnership units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31, 1998 the Partnership incurred acquisition fees of $800,000. Accumulated amortization of these capitalized costs was $103,967and $77,300 as of March 31, 1998 and 1997, respectively.

         Reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.2% of the gross proceeds. As of March 31, 1998 and 1997, the Partnership incurred acquisition costs of $49,160 and $49,160, respectively, which have been included in investments in limited partnerships. Accumulated amortization amounted to $5,281 and $3,486 at March 31, 1998 and 1997, respectively.

         An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the partnerships allocable share of the mortgages. Management fees of $10,000 and $10,000 were incurred for the periods ended March 31, 1998 and 1997.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

         An affiliate of the General Partner provides management services for one of the properties in the limited partnerships. Management fees of $9,587 earned by the affiliate during 1998.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)
-----------------------------------------------


Accrued fees and advances due to/(from) General Partner and affiliates consist of the following at March 31, 1998 and December 31, 1997:

                                                1998               1997
                                                ----               ----

Asset management fee payable             $     71,667        $    61,667
Advances                                          300              3,568
                                               ------             ------
                                         $     71,967        $    65,235
                                               ======             ======


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

Liquidity and Capital Resources
-------------------------------

On July 18, 1995, the Partnership sold the last of its total of 10,000 Units. No additional Units will be issued with respect to the Partnership. As of March 31, 1998 and December 31, 1997, the Partnership received a total of $10,000,000 from the sale of Units. Substantially all the $10,000,000 has been committed to the purchase price and acquisition fees and costs of investment in Limited Partnerships, reserves and expenses of the offering.

As of March 31, 1998 and December 31, 1997 the Partnership was indebted to WNC & Associates, Inc. in the amount of approximately $72,000 and $65,000, respectively. The component items of such indebtedness were as follows: advances to pay front-end fees of approximately $0 and $0, respectively, and advances for operating expenses of approximately $72,000 and $65,000, respectively.

The Partnership had made capital contributions to Limited Partnerships in the amount of approximately $7,093,000 as of March 31,1998 and December 31, 1997. The Partnership does not anticipate further needs of either bank financing or loans from affiliates of the General Partner.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net increase in cash and cash equivalents of approximately $140 for the period ended March 31, 1998. This increase in cash consists of cash used by operating activities of approximately $5,100 offset by cash used in investing activities of approximately $0. Cash used by the investing activities of the Partnership consisted of payment of distributions from Limited Partnerships of 5,200. Cash provided by operating activities consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net increase in cash and cash equivalents of approximately $7,400 for the period ended March 31, 1997. This increase in cash consists of cash used by investing and cash provided by investing and operating activities.

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

The Partnership has established working capital reserves of $622,321 of capital contributions, an amount which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the Limited Partners and other investor servicing obligations of the Partnerships. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. The Partnership's liquidity could also be affected by defaults or delays in payment of the Limited Partners' promissory notes, from which a portion of the working capital reserves is expected to be funded. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnerships, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the Limited Partnerships for such purposes or to replenish or increase working capital reserves.

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

Results of Operations
---------------------

As of December 31, 1997 and March 31, 1998 the Partnership had acquired interests in 20 Limited Partnerships. Each of the multi-family housing complexes owned by the Limited Partnerships receives government assistance and each of them has received a reservation for Housing Tax Credits. As of December 31, 1997 and March 31, 1998 all of the multi-family housing complexes had commenced operations.

As reflected on its Statements of Operations, the Partnership had a loss of approximately $203,000 and $193,000 for the three months ended March 31, 1998 and 1997 respectively. The component items of revenue and expense are discussed below.

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

The Partnership accounts for its investments in Limited Partnerships using the equity method of accounting, whereby The Partnership reduces its investment balance for its share of Limited Partnerships' losses and distributions. Losses are not recognized to the extent that the investment balance would be adjusted below zero.

Part II.  Other Information

Item 1.  Legal Proceedings

         None.


Item 6.  Exhibits and Reports on Form 8-K

         None.


         No reports on Form 8-K were filed during the quarter ended March 31, 1998.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., Series 1

By:  WNC Tax Credit Partners IV, L.P.   General Partner


By:  WNC & ASSOCIATES, INC.    General Partner



By:  /s/ John B. Lester, Jr.
-----------------------------------------------------
John B. Lester, Jr.
President, WNC & Associates, Inc.

Date: July 14, 1999



By:  /s/ Michael L. Dickenson
-----------------------------------------------------
Michael L. Dickenson
Vice President - Chief Financial Officer, WNC & Associates, Inc.

Date: July 14, 1999