Form 10-Q
period 1998-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 1999-07-16
CIK 913496

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED June 30, 1998



PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

  Balance Sheets, June 30, 1998 and December 31, 1997.........................3

  Statements of Operations
         For the three months and six months ended June 30, 1998 and 1997.....4

  Statements of Partners' Equity
         For the three months and six months ended June 30, 1998 and 1997.....5

  Statements of Cash Flows
         For the three months and six months ended June 30, 1998 and 1997.....6

  Notes to Financial Statements...............................................8

 Item 2. Management's Discussion and Analysis of
         Financial  Condition and Results of Operations......................13


PART II. OTHER INFORMATION

 Item 1. Legal Proceedings...................................................16

 Item 6. Exhibits and Reports on Form 8-K  ..................................16

 Signatures..................................................................17

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                       June 30, 1998 and December 31, 1997

                                                   1998                 1997
                                                   ----                 ----
ASSETS

Cash and cash equivalents                  $       699,251       $      778,448
 Investment in limited
  partnerships                                   4,569,767            4,976,247
Due from affiliate                                       -                    -
Other assets                                         1,500                3,000
                                                 ---------            ---------
                                           $     5,270,518       $    5,757,695
                                                 =========            =========

LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Payables to limited partnerships          $         2,303       $       84,303
 Accrued fees and expenses due to
  general partner and affiliates                    87,743               65,235
                                                 ---------            ---------
     Total liabilities                              90,046              149,538
                                                 ---------            ---------


Partners' equity:
 General partner                                   (48,096)             (43,819)
 Limited partners (10,000 units
  authorized, issued and outstanding)            5,228,568            5,651,976
                                                 ---------            ---------
Total partners' equity                           5,180,472            5,608,157
                                                 ---------            ---------
                                           $     5,270,518       $    5,757,695
                                                 =========            =========



                        See Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                        STATEMENTS OF OPERATIONS For the
            Three Months and Six Months Ended June 30, 1998 and 1997

                                        1998                     1997
                                        ----                     ----

                                Three            Six        Three         Six
                                Months          Months      Months       Months
                                ------          ------      ------       ------

Interest income              $    8,071      $   14,259  $    5,773  $   15,402
                             ----------      ----------  ----------  ----------

Operating expenses:
Amortization                      7,827          15,654       7,781      15,562
Asset management fees            10,000          20,000      10,000      20,000
Accounting                        2,000           5,850       2,000       2,000
Other                             7,634           9,640       5,836       7,009
                             ----------      ----------  ----------  ----------

Total operating expenses         27,461          51,144      25,617       44,571

Loss from operations            (19,390)        (36,885)    (19,844)    (29,169)
                             ----------      ----------  ----------  ----------

Equity in losses from
 limited partnerships          (205,300)       (390,800)   (205,396)   (388,859)
                             ----------      ----------  ----------  ----------

Net loss                     $ (224,690)$    $ (427,685) $ (225,240) $ (418,028)
                             ==========      ==========  ==========  ==========
Net loss allocated to:
  General partner            $   (2,247)     $   (4,277) $   (2,252) $   (4,181)
                             ==========      ==========  ==========  ==========

  Limited partners           $ (222,443)     $ (423,408) $ (222,988) $ (413,847)
                             ==========      ==========  ==========  ==========

Net loss per limited
 partner unit (10,000
 units issued and
 outstanding)                $      (22)     $      (42) $      (22) $      (41)
                             ==========      ==========  ==========  ==========




                        See Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)
                         STATEMENTS OF PARTNERS' EQUITY

                 For the Six Months Ended June 30, 1998 and 1997


For the Six Months Ended June 30, 1998

                                          General       Limited
                                          Partner       Partner          Total
                                          -------       -------          -----

Equity (deficit), December 31,            $ (43,819)  $ 5,651,976   $ 5,608,157
1997

Net loss for the six months ended
 June 30, 1998                               (4,277)     (423,408)     (427,685)
                                           --------     ---------     ---------

Equity (deficit), June 30, 1998           $ (48,096)  $ 5,228,568   $ 5,180,472
                                           ========     =========     =========


For the Six Months Ended June 30, 1997
                                           General       Limited
                                           Partner       Partner         Total
                                           -------       -------         -----

Equity (deficit), December 31, 1996       $ (35,545)  $ 6,471,100   $ 6,435,555

Net loss for the six months ended
 June 30, 1997                               (4,181)     (413,847)     (418,028)
                                           --------     ---------     ---------

Equity (deficit), June 30, 1997           $ (39,726)  $ 6,057,253   $ 6,017,527
                                           ========     =========     =========







                        See Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS For the Six
                       Months Ended June 30, 1998 and 1997

                                                         1998         1997
                                                         ----         ----
Cash flows provided by operating activities:
  Net loss                                        $   (427,685)  $    (418,028)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Equity in losses from limited partnerships        390,800         388,859
     Amortization                                       15,654          15,562
     Asset management fee                               20,000          20,000
     Change in other assets                                  -             671
     Accrued fees and expense due to
      general partner and affiliates                     2,508              (-)
                                                      --------        --------
      Net cash used in operating activities              1,277           7,064
                                                      --------        --------

Cash flows used in investing activities:
 Investments in limited partnerships                   (82,000)        (97,856)
 Acquisition costs and fees                             (3,699)         (5,502)
 Distribution from limited partnerships                  5,225           6,725
                                                      --------        --------
   Net cash used in investing activities               (80,474)        (96,633)
                                                      --------        --------


Net decrease in cash and cash equivalents              (79,197)        (89,569)

Cash and cash equivalents, beginning of period         778,448         997,025
                                                      --------        --------

Cash and cash equivalent, end of period           $    699,251   $     907,456
                                                      ========        ========


                        See Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                 For the Six months Ended June 30, 1998 and 1997



 .

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

                                           1998              1997
                                           ----              ----

Interest paid                     $           -     $           -
                                     ==========        ==========
Income taxes paid                 $         800     $         800
                                     ==========        ==========




















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

In the opinion of the General Partner, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and the results of operations and changes in cash flows for the six months ended June 30, 1998 and 1997.

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

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

As of June 30, 1998 and 1997 the Partnership had acquired limited partnership interests in twenty limited partnerships each of which owns one multi-family housing complex. As of June 30, 1998 and 1997, construction of all multi-family housing complexes was complete.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)
-------------------------------------------------------

The Partnership, as a limited partner, is generally a 99% owner and generally entitled to 99% of the operating profits and losses of the limited partnerships upon the acquisition of its limited partnership interest. The Partnership is a 95% owner of two of the partnerships, Beckwood Manor and Evergreen Four. Following is a summary of the components of investment in limited partnerships as of June 30, 1998 and December 31, 1997.

                                                     1998                 1997
                                                     ----                 ----
  Investment balance,
   beginning of period              $           4,976,247   $        5,771,116
  Equity in losses from limited
   partnership                                   (390,800)            (764,430)
  Tax  credit adjustments                               -                    -
  Distributions                                    (5,225)              (7,525)
  Capitalized acquisition fees                      3,699                5,502
  Amortization of capitalized
   acquisition costs                              (14,154)             (28,416)
                                                ---------            ---------
  Investment balance,
   end of period                    $           4,569,767   $        4,976,247
                                                =========            =========

Combined and condensed financial information from the financial statements of the limited partnerships with operations for the six months ended June 30, 1998 and 1997 is as follows:

                                                     1998                 1997
                                                     ----                 ----

Total revenue                       $           1,591,000   $        1,622,800
                                                ---------            ---------

Interest expense                                  509,500              474,100
Depreciation and amortization                     583,000              583,000
Operating expenses                                889,500              955,700
                                                ---------            ---------
Total expenses                                  1,982,000            2,012,800
                                                ---------            ---------
Net loss                            $           (391,000)   $         (390,000)
                                               =========             =========
Net loss allocable to the
  Partnership                       $           (390,800)   $         (388,859)
                                               =========             =========

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of up to 8% of the gross proceeds from the sale of Partnership units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of June 30, 1998 the Partnership incurred acquisition fees of $800,000. Accumulated amortization of these capitalized costs was $110,634 and $83,967 as of June 30, 1998 and 1997, respectively.

         Reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.2% of the gross proceeds. As of June 30, 1998 and 1997, the Partnership incurred acquisition costs of $52,859 and $49,160, respectively, which have been included in investments in limited partnerships. Accumulated amortization amounted to $5,691 and $3,850 at June 30, 1998 and 1997, respectively.

         An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the partnerships allocable share of the mortgages. Management fees of $20,000 and $20,000 were incurred for the periods ended June 30, 1998 and 1997.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

         An affiliate of the General Partner provides management services for one of the properties in the limited partnerships. Management fees of $19,174 earned by the affiliate during 1998.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)
-----------------------------------------------


Accrued fees and advances due from General Partner and affiliates as of June 30, 1998 and December 31, 1997 consist of the following:



                                                  1998                 1997
                                                  ----                 ----

Asset management fee payable              $       81,667     $        61,667
Advances made for acquisition costs,
 organizational, offering and selling              6,076               3,568
 expenses                                      ---------           ---------

                                          $       87,743     $        65,235
                                               =========           =========


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

The Partnership had made capital contributions to Limited Partnerships in the amount of approximately $7,175,194 and $7,018,700 as of June 30, 1998 and December 31, 1997, respectively. The Partnership does not anticipate further needs of either bank financing or loans from affiliates of the General Partner.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $79,000 for the period ended June 30, 1998. This decrease in cash consists of cash used by investing in the aggregate of approximately $80,000, offset by cash provided by operating activities of approximately $1,000. Cash used by the investing activities of the Partnership during such period consisted of capital contributions to Limited Partnerships and acquisition costs of approximately $82,000 and $4,000, respectively, offset by cash provided by distributions from Limited Partnerships of approximately $5,000. Cash provided by operating activities consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a netdecrease in cash and cash equivalents of approximately $90,000 for the periodended June 30, 1997. This decrease in cash consists of cash used by investing in the aggregate of approximately $97,000, offset by cash provided by operating activities of approximately $7,000. Cash used by the investing activities of the Partnership during such period consisted of capital contributions to Limited Partnerships and acquisition costs of approximately $98,000 and $6,000, respectively, offset by cash provided by distributions from Limited Partnerships of approximately $7,000. Cash provided by operating activities consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

As of June 30, 1998 and December 31, 1997 the Partnership was indebted to WNC & Associates, Inc. in the amount of approximately $88,000 and $65,000, respectively. The component items of such indebtedness consisted of advances for operating expenses of approximately $6,000 and $4,000 respectively and asset management fees payable of approximately $82,000 and $62,000 respectively.

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

The Partnership has established working capital reserves of $609,000 of capital contributions, an amount which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the Limited Partners and other investor servicing obligations of the Partnerships. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. The Partnership's liquidity could also be affected by defaults or delays in payment of the Limited Partners' promissory notes, from which a portion of the working capital reserves is expected to be funded. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnerships, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the Limited Partnerships for such purposes or to replenish or increase working capital reserves.

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

Results of Operations
---------------------

As of December 31, 1997, and June 30, 1998 the Partnership had acquired interests in 20 Limited Partnerships. Each of the Apartment Complexes owned by the Limited Partnerships receives or is expected to receive government assistance and each of them has received a reservation for Housing Tax Credits. As of December 31, 1997 all of the multi-family housing complexes had commenced operations, as of June 30, 1998, and 1997 , All of the multi-family housing complexes had commenced operations. Accordingly, the "Equity in losses from limited partnerships" for the periods ended June 30, 1998 and 1997 reflected in the Statement of Operations of the Partnership is not indicative of the amounts to be reported in future years.

As reflected on its Statements of Operations, the Partnership had a loss of approximately $428,000 and $418,000 for the six months ended June 30, 1998 and 1997, respectively. The component items of revenue and expense are discussed below.

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

Part II.  Other Information

Item 1.  Legal Proceedings

         None.


Item 6.  Exhibits and Reports on Form 8-K

         None.


         No reports on Form 8-K were filed during the quarter ended June 30, 1998.

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