Form 10-Q
period 1998-09-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 1999-07-16
CIK 913496

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED September 30, 1998



PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

  Balance Sheets, September 30, 1998 and December 31, 1997...................3

  Statements of Operations
   For the three months and nine months ended  September 30, 1998 and 1997...4

  Statements of Partners' Equity
   For the three months and nine months ended September 30, 1998 and 1997....5

  Statements of Cash Flows
   For the three months and nine months ended September 30, 1998 and 1997....6

  Notes to Financial Statements..............................................8

 Item 2. Management's Discussion and Analysis of
         Financial  Condition and Results of Operations.....................13


PART II. OTHER INFORMATION

 Item 1. Legal Proceedings..................................................16

 Item 6. Exhibits and Reports on Form 8-K  .................................16

 Signatures.................................................................17

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                    September 30, 1998 and December 31, 1997



                                                       1998              1997
                                                       ----              ----
ASSETS

Cash and cash equivalents                 $           603,461  $        778,448
 Investment in limited
  partnerships                                      4,655,474         4,976,247
Due from affiliate                                          -                 -
Other assets                                              750             3,000
                                                    ---------         ---------
                                          $         5,259,685  $      5,757,695
                                                    =========         =========

LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Payables to limited partnerships         $           209,339  $         84,303
 Accrued fees and expenses due to
  general partner and affiliates                       89,089            65,235
                                                    ---------         ---------
     Total liabilities                                298,428           149,538
                                                    ---------         ---------

Partners' equity:
 General partner                                     (50,288)          (43,819)
 Limited partners (10,000 units
  authorized, issued and outstanding)               5,011,545         5,651,976
                                                    ---------         ---------
Total partners' equity                              4,961,257         5,608,157
                                                    ---------         ---------
                                          $         5,259,685  $      5,757,695
                                                    =========         =========




                        See Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
     For the Three Months and Nine Months Ended September 30, 1998 and 1997

                                       1998                        1997
                                       ----                        ----

                              Three          Nine         Three           Nine
                              Months        Months        Months         Months

Interest income          $      8,098  $     22,357  $      5,374  $     20,776
                            ---------     ---------     ---------     ---------
Operating expenses:
Amortization                    7,840        23,494         7,031        22,593
Asset management fees          10,000        30,000        10,000        30,000
Legal and accounting           23,339        29,189         2,000         2,000
Other                           1,734        11,374          (966)        8,043
                            ---------     ---------     ---------     ---------

Total operating expenses       42,913        94,057        18,065        62,636

Loss from operations          (34,815)      (71,700)      (12,691)      (41,861)
                            ---------     ---------     ---------     ---------
Equity in losses from
 limited partnerships        (184,400)     (575,200)     (192,110      (580,969)
                            ---------     ---------     ---------     ---------

Net loss                 $  (219,215)  $  (646,900)  $  (204,802)  $   (622,830)
                           =========     =========     =========      =========
Net loss allocated to:
  General partner        $    (2,192)  $    (6,469)  $    (2,048)  $     (6,228)
                           =========     =========     =========      =========

  Limited partners       $  (217,023)  $  (640,631)  $  (202,754)  $   (616,602)
                           =========     =========     =========      =========
Net loss per limited
 partner unit (10,000
 units issued and
 outstanding)            $       (22)  $       (64)  $       (20)  $        (62)
                           =========     =========     =========      =========


                        See Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)
                         STATEMENTS OF PARTNERS' EQUITY

              For the Nine Months Ended September 30, 1998 and 1997


For the Nine Months Ended September 30, 1998

                                           General        Limited
                                           Partner        Partner        Total
                                           -------        -------        -----

Equity (deficit), December 31, 1997      $ (43,819)  $  5,651,976  $  5,608,157

Net loss for the nine months ended
 September 30, 1998                         (6,469)      (640,431)     (646,900)
                                            -------     ---------     ---------

Equity (deficit), September 30, 1998     $ (50,288)  $  5,011,545  $  4,961,257
                                          ========      =========     =========


For the Nine Months Ended September 30, 1997

                                           General       Limited
                                           Partner       Partner         Total
                                           -------       -------         -----

Equity (deficit), December 31, 1996      $ (35,545)  $  6,471,100  $  6,435,555

Net loss for the nine months ended
 September 30, 1997                         (6,228)      (616,602)     (622,830)
                                          --------      ---------     ---------

Equity (deficit), September 30, 1997     $ (41,773)  $  5,854,498  $  5,812,725
                                          ========      =========     =========



                        See Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS For the Nine
                    Months Ended September 30, 1998 and 1997

                                                          1998            1997
                                                          ----            ----
Cash flows provided by operating activities:
 Net loss                                         $  (646,900)     $  (622,830)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Equity in losses from limited partnerships         575,200          580,969
   Amortization                                        23,494           22,593
   Asset management fee                                30,000          (40,000)
   Change in other assets                              (6,146)             671
   Accrued fees and expense due to
    general partner and affiliates                          -               (-)
                                                     --------         --------
        Net cash used in operating activities         (24,352)         (58,597)
                                                     --------         --------

Cash flows used in investing activities:
 Investments in limited partnerships                 (151,021)        (145,356)
 Acquisition costs and fees                            (4,839)          (5,502)
 Distribution from limited partnerships                 5,225            6,725
                                                     --------         --------
   Net cash used in investing activities             (150,635)        (144,133)
                                                     --------         --------


Net decrease in cash and cash equivalents            (174,987)        (202,730)

Cash and cash equivalents, beginning of period        778,448          997,025
                                                     --------         --------

Cash and cash equivalent, end of period           $   603,461      $   794,295
                                                     ========         ========


                        See Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

              For the Nine months Ended September 30, 1998 and 1997



SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:


                                  1998                         1997
                                  ----                         ----

Interest paid             $              -             $               -
                             =============                 =============
Income taxes paid         $            800             $             800
                             =============                 =============

























                        See Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)


                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Organization
WNC Housing Tax Credit Fund IV, L.P., Series 1 (the "Partnership") was formed under the California Revised Limited Partnership Act on May 4, 1993, and commenced operations on October 20, 1993. The Partnership was formed to invest primarily in other limited partnerships which own and operate multi-family housing complexes that qualify for low income housing credits.

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

In the opinion of the General Partner, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and the results of operations and changes in cash flows for the nine months ended September 30, 1998 and 1997.

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

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

As of September 30, 1998 and 1997 the Partnership had acquired limited partnership interests in twenty limited partnerships each of which owns one multi-family housing complex. As of September 30, 1998 and 1997, construction of all multi-family housing complexes was complete.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)
-------------------------------------------------------

The Partnership, as a limited partner, is generally a 99% owner and generally entitled to 99% of the operating profits and losses of the limited partnerships upon the acquisition of its limited partnership interest. The Partnership is a 95% owner of two of the partnerships, Beckwood Manor and Evergreen Four. Following is a summary of the components of investment in limited partnerships as of September 30, 1998 and December 31, 1997:

                                               1998                  1997
                                               ----                  ----
Investment balance,
 beginning of period                  $    4,976,247         $    5,771,116
Equity in losses from limited
 Partnership                                (575,200)              (764,430)
Investment in Limited Partnerships           276,057                      -
Distributions                                 (5,225)                (7,525)
Capitalized acquisition costs                  4,839                  5,502
Amortization of capitalized
 acquisition costs                           (21,244)               (28,416)
                                           ---------              ---------
Investment balance,
 end of period                        $    4,655,474         $    4,976,247
                                           =========              =========

Combined and condensed financial information from the financial statements of the limited partnerships with operations for the nine months ended September 30, 1998 and 1997 is as follows:
                                             1998                  1997
                                             ----                  ----

Total revenue                         $    2,386,500         $    2,418,300
                                           ---------              ---------

Interest expense                             764,300                774,400
Depreciation and amortization                808,600                808,600
Operating expenses                         1,388,600              1,416,000
                                           ---------              ---------
Total expenses                             2,961,500              2,999,000
                                           ---------              ---------

Net loss                              $    (575,000)         $     (581,000)
                                           =========               ========
Net loss allocable to the
   Partnership                        $    (575,200)         $     (580,969)
                                           ========                ========

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of up to 8% of the gross proceeds from the sale of Partnership units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of September 31, 1998 the Partnership incurred acquisition fees of $800,000. Accumulated amortization of these capitalized costs was $117,301and $90,634 as of September 30, 1998 and 1997, respectively.

         Reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.2% of the gross proceeds. As of September 30, 1998 and 1997, the Partnership incurred acquisition costs of $53,999 and $49,160, respectively, which have been included in investments in limited partnerships. Accumulated amortization amounted to $6,114 and $4,214 at September 30, 1998 and 1997, respectively.

         An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the partnerships allocable share of the mortgages. Management fees of $30,000 and $30,000 were incurred for the periods ended September 30, 1998 and 1997.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

         An affiliate of the General Partner provides management services for one of the properties in the limited partnerships. Management fees of $28,761 earned by the affiliate during 1998.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)
-----------------------------------------------


Accrued fees and advances due to/(from) General Partner and affiliates consist of the following at September 30, 1998 and December 31, 1997:


                                                1998                  1997
                                                ----                  ----

Asset management fee payable             $         91,667      $        61,667
Advances made for acquisition costs,
 organizational, offering and selling
 expenses                                          (2,578)               3,658
                                             ------------         ------------
                                         $         89,089      $        65,235
                                             ============         ============


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

Liquidity and Capital Resources

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $175,000 for the period ended September 30, 1998. This decrease in cash consists of cash used by investing and cash provided by investing and operating activities. Cash was used by the investing activities of the Partnership during such period in the aggregate amount of approximately $151,000, which consisted of cash used in capital contributions to Limited Partnerships and acquisition costs of approximately $151,000 and $5,000, respectively, offset by cash provided by distributions from Limited Partnerships of approximately $5,000. Cash provided by operating activities consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $203,000 for the period ended September 30, 1997. This decrease in cash consists of cash used by investing and cash provided by investing and operating activities. Cash was used by the investing activities of the Partnership during such period in the aggregate amount of approximately $144,000, which consisted of cash used in capital contributions to Limited Partnerships and acquisition costs of approximately $145,000 and 6,000, respectively, offset by cash provided by distributions from Limited Partnerships of approximately $7,000. Cash provided by operating activities consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

As of September 30, 1998 and December 31, 1997 the Partnership was indebted to WNC & Associates, Inc. in the amount of approximately $90,000 and $65,000, respectively. The component items of such indebtedness consisted of asset management fees of approximately $92,000 and $62,000, respectively and advances of approximately (2,000) and 3,000 respectivly.

On July 18, 1995, the Partnership sold the last of its total of 10,000 Units. No additional Units will be issued with respect to the Partnership. As of September 30, 1998 and December 31, 1997, the Partnership received a total of $10,000,000 from the sale of Units. Substantially all the $10,000,000 has been committed to the purchase price and acquisition fees and costs of investment in Limited Partnerships, reserves and expenses of the offering.

The Partnership had made capital contributions to Limited Partnerships in the amount of approximately $7,242,215 and $7,093,194 as of September 30, 1998 and December 31, 1997, respectively. The Partnership does not anticipate further needs of either bank financing or loans from affiliates of the General Partner.

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

The Partnership has established working capital reserves of $305,000 of capital contributions, an amount which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the Limited Partners and other investor servicing obligations of the Partnerships. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. The Partnership's liquidity could also be affected by defaults or delays in payment of the Limited Partners' promissory notes, from which a portion of the working capital reserves is expected to be funded. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnerships, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the Limited Partnerships for such purposes or to replenish or increase working capital reserves.

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

Results of Operations

As of December 31, 1997, and September 30, 1998 the Partnership had acquired interests in 20 Limited Partnerships. Each of the multi-family housing complexes owned by the Limited Partnerships receives government assistance and each of them has received a reservation for Housing Tax Credits. As of September 30, 1998 and December 31, 1997, all of the multi-family housing complexes had completed construction and commenced operations,

As reflected on its Statements of Operations, the Partnership had a loss of approximately $647,000 and $623,000 for the nine months ended September 30, 1998 and 1997, respectively. The component items of revenue and expense are discussed below.

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

Part II. Other Information

Item 1.  Legal Proceedings

         None.


Item 6.  Exhibits and Reports on Form 8-K

         None.


         No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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