Form 10-K
period 1998-12-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 1999-07-30
CIK 913496

FORM 10-K/A
                                 AMENDMENT NO. 1

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                        For the transition period from to

                         Commission file number: 0-26048

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 1

California                                                           33-0563307
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


              3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626

                                 (714) 662-5565

                         Securities registered pursuant
                          to Section 12(b) of the Act:


                                      NONE

                         Securities registered pursuant
                          to section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

                                  INAPPLICABLE


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

                                      NONE

PART I.

Item 1.  Business

Organization

WNC Housing Tax Credit Fund IV, L.P., Series 1 (the "Partnership") is a California Limited Partnership formed under the laws of the State of California on May 4, 1993. The Partnership was formed to acquire limited partnership interests in limited partnerships or limited liability companies ("Local Limited Partnerships") which own multifamily housing complexes that are eligible for low-income housing federal and in certain cases, California income tax credits ("Low Income Housing Credits").

The general partner of the Partnership is WNC Tax Credit Partners IV, L.P. ("TCP IV"). The general partner of TCP IV is WNC & Associates, Inc. ("Associates"). Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of Associates. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates as neither TCP IV nor the Partnership have employees of their own.

Pursuant to a registration statement filed with the Securities and Exchange Commission, on October 20, 1993, the Partnership commenced a public offering of 10,000 Units of Limited Partnership Interest ("Units"), at a price of $1,000 per Unit. The Partnership's offering terminated on July 19, 1994. A total of 10,000 Limited Partnership Interests representing $10,000,000 had been sold. Holders of Limited Partnership Interests are referred to herein as "Limited Partners."

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a multi-family housing complex (the "Housing Complex") which will qualify for the Low Income Housing Credit. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. The Housing Complex is subject to a fifteen-year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, as amended by Supplements thereto (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the
Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of December 31, 1998, the Partnership had invested in twenty-one Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the Low Income Housing Credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and Low Income Housing Credits. As a limited partner or non-managing member of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the general partners or managing members of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that the anticipated Low Income Housing Credits will be available to Limited Partners.

In addition, Limited Partners are subject to risks in that the rules governing the Low Income Housing Credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the Low Income Housing Credits. There are limits on the transferability of Units, and it is unlikely that a market for Units will develop. All Partnership management decisions are made by the General Partner.

As a limited partner or non-managing member, the Partnership's liability for obligations of each Local Limited Partnership is limited to its investment. The Local General Partners of each Local Limited Partnership retain responsibility for developing, constructing, maintaining, operating and managing the Housing Complexes.

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the twenty-one Housing Complexes as of December 31, 1998 and for the periods indicated:

                                    ------------------------------------------------------------------------------------------------
                                                                      As of December 31, 1998
                                    ------------------------------------------------------------------------------------------------
                                                                    Partnership's Total  Amount of    Estimated Low  Encumbrances of
Partnership                    General Partner    Number     Occu-  Investment in Local  Investment   Income Housing Local Limited
Name            Location       Name               of Units   pancy  Limited Partnerships Paid to Date  Credits       Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Alpine Manor,   Alpine,       1600 Capital Company,
L.P.            Texas         Inc.                      36      94%   $  195,000       $  195,000   $   394,000    $   920,000

Baycity Village Baytown,      Green Companies
Apartments,     Texas         Development Group, Inc.   62      97%      301,000          301,000       629,000      1,489,000
Limited
Partnership

Beckwood Manor  Marianna,     Phillips Development
Seven Limited   Arkansas      Corporation               42     100%      307,000          307,000       636,000      1,395,000
Partnership

Briscoe Manor   Galena,       McKnight & Decoster,
Limited         Maryland      Inc.                      31     100%      308,000          308,000       648,000      1,521,000
Partnership

Evergreen Four  Maynard,      Phillips Development
Limited         Arkansas      Corporation               24      75%      195,000          195,000       402,000        873,000
Partnership

Fawn Haven      Manchester,   Georg E. Maharg and
Limited         Ohio          Maharg Realty, Inc.       28      93%      167,000          167,000       376,000        862,000
Partnership

Fort Stockton   Ft.           1600 Capital Company,
Manor,          Stockton,     Inc.                      36      86%      224,000          224,000       453,000      1,059,000
L.P.            Texas

Hidden Valley   Gallup, New   Alan Deke Noftsker        40      93%      412,000          412,000       801,000      1,491,000
Limited         Mexico
Partnership

HOI Limited     Lenoir,       Housing Opportunities,    34     100%      198,000          198,000       400,000        572,000
Partnership     North         Inc.
Of Lenoir       Carolina

Indian Creek    Bucyrus,      Georg E. Maharg           48      96%      306,000          306,000       637,000      1,542,000
Limited         Ohio
Partnership

Laurel Creek    San Luis      San Luis Obispo
Apartments      Obispo,       Non-Profit Housing Corp.  24     100%    1,030,000        1,030,000     2,103,000        681,000
                California

Madisonville    Madisonville, Jean Johnson              32     100%      174,000          174,000       375,000        905,000
Manor Senior    Texas
Citizens
Complex, Ltd.

                                       5

                                    ------------------------------------------------------------------------------------------------
                                                                      As of December 31, 1998
                                    ------------------------------------------------------------------------------------------------
                                                                    Partnership's Total  Amount of    Estimated Low  Encumbrances of
Partnership                    General Partner    Number     Occu-  Investment in Local  Investment   Income Housing Local Limited
Name            Location       Name               of Units   pancy  Limited Partnerships Paid to Date  Credits       Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Mt. Graham      Safford,      Rural Housing, Inc.       40      98%   $  410,000      $   410,000   $  788,000      $  1,416,000
Housing, Ltd.   Arizona

Northside       Angleton,     Jean Johnson              48     100%      282,000          282,000      607,000         1,369,000
Plaza           Texas
Apartments,
Ltd.

Pampa Manor,    Pampa,        1600 Capital Company,
L.P.            Texas         Inc.                      32      84%      180,000          180,000      363,000           849,000

Regency Court   Monrovia,     Community Housing
Partners        California    Assistance Program,
                              Inc., a California
                              Nonprofit Corporation    115      98%    1,692,000        1,690,000            -         5,283,000

Sandpiper       Aulander,     I. Norwood Stone          24      96%      219,000          219,000      433,000           953,000
Square, a       North
Limited         Carolina
Partnership

Seneca Falls    Seneca        David R. Bacon and
East            Falls, New    Frank Salvatore           32      97%      276,000          253,000      106,000           896,000
Apartments      York
Company II,
L.P.

Vernon Manor,   Vernon,       1600 Capital Company,
L.P.            Texas         Inc.                      28     100%      161,000          161,000      325,000           786,000

Waterford       Calhoun       Thomas E. Connelly,
Place, a        Falls, South  Jr., TEC Rental
Limited         Carolina      Properties Inc., Warren
Partnership                   H. Abernathy, II and
                              Solid South, Inc.         32     100%      272,000          272,000      549,000         1,189,000

Yantis Housing, Yantis,       Charles Cannon Jr.        24     100%      145,000          145,000      287,000           633,000
Ltd.            Texas                                  ---    -----    ---------        ---------   ----------        ----------
                                                       812      96%  $ 7,454,000      $ 7,429,000 $ 11,312,000     $  26,684,000
                                                       ===    =====    =========        =========   ==========        ==========

                                       6


                                    --------------------------------------------
                                        For the year ended December 31, 1998
                                    --------------------------------------------
                                                      Net     Low Income Housing
                                         Rental       Income  Credits Allocated
Partnership Name                         Income       (loss)  to  Partnership
--------------------------------------------------------------------------------

Alpine Manor, L.P.                  $   104,000    $  (19,000)             99%

Baycity Village Apartments,
Limited Partnership                     260,000       (48,000)             99%

Beckwood Manor Seven
Limited Partnership                     142,000       (49,000)             95%

Briscoe Manor Limited Partnership       156,000       (57,000)             99%

Evergreen Four Limited Partnership       68,000       (39,000)             95%

Fawn Haven Limited Partnership           78,000       (26,000)             99%

Fort Stockton Manor, L.P.               109,000       (21,000)             99%

Hidden Valley Limited Partnership       149,000       (32,000)             99%

HOI Limited Partnership Of Lenoir       119,000       (45,000)             99%

Indian Creek Limited Partnership        136,000       (48,000)             99%

Laurel Creek Apartments                 164,000       (22,000)             99%

Madisonville Manor Senior Citizens
Complex, Ltd.                           105,000        (4,000)             99%

Mt. Graham Housing, Ltd.                147,000       (59,000)             99%

Northside Plaza Apartments, Ltd.        142,000       (12,000)             99%

Pampa Manor, L.P.                       104,000       (15,000)             99%

Regency Court Partners                  646,000      (224,000)             99%

Sandpiper Square, a Limited
Partnership                              92,000       (21,000)             99%

Seneca Falls East Apartments
Company II, L.P.                        124,000         9,000           99.98%

Vernon Manor, L.P.                       84,000       (31,000)             99%

Waterford Place, a Limited
Partnership                             120,000       (25,000)             99%

Yantis Housing, Ltd.                     73,000       (11,000)             99%
                                      ---------     ---------
                                   $  3,122,000    $ (799,000)
                                      =========     =========


Item 3.  Legal Proceedings

NONE.

Item 4.  Submission of Matters to a Vote of Security Holders

NONE.

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Item 5a.

(a) The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit and none exists. Units can be assigned only if certain requirements in the Partnership Agreement are satisfied.

(b)  At December 31, 1998, there were 727 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d)  No unregistered securities were sold by the Partnership during 1998.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows as of December 31:

                                     1998              1997              1996              1995              1994
                                     ----              ----              ----              ----              ----

ASSETS
Cash and cash equivalents       $   389,536       $   778,448      $   997,025        $ 1,410,867      $  2,107,761
Investments in limited
 partnerships, net                4,495,621         4,976,247        5,771,116          6,928,034         7,852,303
Due from affiliate                        -                 -            9,020                  -           409,286
Other assets                              -             3,000            6,986             16,239            21,900
                                  ---------         ---------        ---------          ---------        ----------
                                $ 4,885,157       $ 5,757,695      $ 6,784,147        $ 8,355,140      $ 10,391,250
                                  =========         =========        =========          =========        ==========


LIABILITIES
Due to limited partnerships     $    25,301       $    84,303      $   256,610        $   799,745      $  2,289,218
Accrued fees and expenses
 due to general partner
 and affiliates                     106,500            65,235           91,982             65,438            75,820

PARTNERS' EQUITY                  4,753,356         5,608,157        6,435,555          7,489,957         8,026,212
                                  ---------         ---------        ---------          ---------        ----------
                                $ 4,885,157       $ 5,757,695      $ 6,784,147        $ 8,355,140       $10,391,250
                                  =========         =========        =========          =========        ==========

Selected results of operations, cash flows and other information for the Partnership are as follows for the years ended December 31:

                                     1998              1997              1996              1995              1994
                                     ----              ----              ----              ----              ----
Income(loss) from
 operations                    $   (126,723)     $    (62,968)   $     (30,845)      $    (17,817)     $     17,315
Equity in losses from
 limited partnerships              (728,078)         (764,430)      (1,023,557)          (727,986)         (413,316)
                                  ---------         ---------       ----------          ---------         ---------
Net loss                       $   (854,801)     $   (827,398)   $  (1,054,402)      $   (745,803)     $   (396,001)
                                  =========         =========       ==========          =========         =========
Net loss allocated to:
        General partner        $     (8,548)     $     (8,274)   $     (10,544)      $     (7,458)     $     (3,960)
                                  =========         =========       ==========          =========         =========
        Limited partners       $   (846,253)     $   (819,124)   $  (1,043,858)      $   (738,345)     $   (392,041)
                                  =========         =========       ==========          =========         =========
Net loss per limited
 partner unit                  $     (84.63)     $     (81.91)   $     (104.39)      $     (73.83)     $     (50.35)
                                  =========         =========       ==========          =========         =========
Outstanding weighted
 limited partner units               10,000            10,000           10,000             10,000             7,787
                                  =========         =========       ==========          =========         =========

                                     1998              1997              1996              1995              1994
                                     ----              ----              ----              ----              ----
Net cash provided by
 (used in):
     Operating activities      $    (54,089)     $    (51,546)   $      22,420       $     55,437      $     46,649
     Investing activities          (334,823)         (170,284)        (437,806)          (914,830)       (5,053,552)
     Financing activities                 -             3,253            1,544            162,499         7,113,635
                                  ---------         ---------       ----------          ---------         ---------
Net change in cash
 and cash equivalents              (388,912)         (218,577)        (413,842)          (696,894)        2,106,732
Cash and cash
 equivalents,
 beginning of period                778,448           997,025        1,410,867          2,107,761             1,029
                                  ---------         ---------        ---------          ---------         ---------
Cash and cash
 equivalents, end of
 period                        $    389,536      $    778,448    $     997,025       $  1,410,867      $  2,107,761
                                  =========         =========        =========          =========         =========

Low Income  Housing  Credit per Unit was as follows for the years ended December 31:

                                     1998              1997              1996              1995              1994
                                     ----              ----              ----              ----              ----
Federal                        $        142      $        143    $         136       $        101      $         36
State                                     -                 -                -                  -                 -
                                  ---------         ---------        ---------          ---------         ---------
Total                          $        142      $        143    $         136       $        101      $         36
                                  =========         =========        =========          =========         =========


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Partnership's assets at December 31, 1998 consisted primarily of $390,000 in cash and aggregate investments in the twenty-one Local Limited Partnerships of $4,496,000. Liabilities at December 31, 1998 were $132,000, of which $102,000 was accrued annual management fees, $5,000 was for expenses paid by an affiliate of the General Partner due to the General Partner or affiliate and $25,000 was payables to limited partnerships.

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997. The Partnership's net loss for 1998 was $(855,000), reflecting an increase of $28,000 from the net loss experienced in 1997. The increase in net loss is primarily due to operating expenses which increased to $(83,000) in 1998 from $(17,000) in 1997, partially offset by a decrease in equity in losses from limited partnerships of $36,000, because the investments in certain Local Limited Partnerships reached $0 during 1998.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996. The Partnership's net loss for 1997 was $(827,000), reflecting a decrease of $227,000 from the net loss experienced in 1996. The decrease in net loss is primarily due to equity in losses from limited partnerships which decreased to $(764,000) in 1997 from $(1,024,000) in 1996 was partially offset by a decrease in interest income of $26,000 and an increase in operating expenses of $6,000 in 1998.

Cash Flows

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997. Net cash used in 1998 was $(389,000), compared to net cash used in 1997 of $(219,000). The change was due primarily to an increase in cash used for investments in limited partnerships of $163,000, an increase in operating costs paid to third parties of $65,000, a decrease in distributions from Local Limited Partnerships of $2,000, partially offset by a decrease in cash paid to the General Partner and affiliates of $60,000.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996. Net cash used in 1997 was $(219,000), compared to $(414,000) in 1996. The change was due primarily to a decrease in cash used for investments in limited partnerships of $270,000, partially offset by an increase in cash paid to the General Partner and affiliates of $36,000, a decrease in interest income of $26,000, a decrease in interest receivable collected of $5,000, an increase in operating costs paid to third parties of $6,000, and a decrease in distributions from Local Limited Partnerships of $2,000.

The Partnership expects its future cash flows, together with its net available assets at December 31, 1998, to be sufficient to meet all currently forseeable future cash requirements.

Impact of Year 2000

WNC & Associates, Inc.

Status of Readiness

Information Technology (IT) Systems. The Partnership relies on the IT systems of WNC, its ultimate general partner. IT systems include computer hardware and software used to produce financial reports and tax return information. This information is then used to generate reports to investors and regulatory agencies, including the Internal Revenue Service and the Securities and Exchange Commission. The IT systems of WNC are year 2000 compliant.

Non-IT Systems. The Partnership also relies on the non-IT systems of WNC. Non-IT systems include machinery and equipment such as telephones, voice mail and electronic postage equipment. Except for one telephone system, the non-IT systems of WNC are year 2000 compliant. The one telephone system will require the replacement of one computer and one software application, both of which will be completed on or before October 1, 1999.

Service Providers. WNC also relies on the IT and non-IT systems of service providers. Service providers include utility companies, financial institutions, telecommunications carriers, municipalities, and other outside vendors. WNC has obtained verbal assurances from its material service providers (electrical power provider, financial institutions and telecommunications carriers) that their IT and non-IT systems are year 2000 compliant. There can be no assurance that this compliance information is correct. There also can be no assurance that the systems of other, less-important service providers and outside vendors will be year 2000 compliant.

Costs to Address Year 2000 Issues

The cost to address year 2000 issues for WNC has been less than $20,000. The cost to replace the telephone system noted above will be less than $5,000. The cost to deal with potential year 2000 issues of other outside vendors cannot be estimated at this time.

Risk of Year 2000 Issues

The most reasonable and likely result from non-year 2000 compliance of systems of the service providers noted above will be the disruption of normal business operations for WNC. This disruption would, in turn, lead to delays in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst case scenario would be the replacement of a service provider. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Local Limited Partnerships

Status of Readiness

WNC is in the process of obtaining year 2000 certifications from each Local General Partner of each Local Limited Partnership. Those certifications will represent to the Partnership that the IT and non-IT systems critical to the operation of the Housing Complexes and investor reporting to the Partnership are year 2000 compliant. These certifications will also represent to the Partnership that the IT and non-IT systems of property management companies, independent accountants, electrical power providers, financial institutions and telecommunications carriers used by the Local Limited Partnership are year 2000 compliant.

There can be no assurance that the representations in the certifications will be correct. There also can be no assurance that the systems of other, less-important service providers and outside vendors, upon which the Local Limited Partnerships rely, will be year 2000 compliant.

Costs to Address Year 2000 Issues

There will be no cost to the Partnership as a result of assessing year 2000 issues for the Local Limited Partnerships. The cost to deal with potential year 2000 issues of the Local Limited Partnerships cannot be estimated at this time.

Risk of Year 2000 Issues

There may be Local General Partners who indicate that they or their property management company are not year 2000 compliant and do not have plans to become year 2000 compliant before the end of 1999. There may be other Local General Partners who are unwilling to respond to the certification request. The most likely result of either non-compliance or failure to respond will be the removal and replacement of the property management company and/or the Local General Partner with year 2000 compliant operators.

Despite the efforts to obtain certifications, there can be no assurance that the Partnership will be unaffected by year 2000 issues. The most reasonable and likely result from non-year 2000 compliance will be the disruption of normal business operations for the Local Limited Partnerships, including but not limited to the possible failure to properly collect rents and meet their obligations in a timely manner. This disruption would, in turn, lead to delays by the Local Limited Partnerships in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst-case scenario would include the initiation of foreclosure proceedings on the property by mortgage debt holders. Under these circumstances, WNC or its affiliates will take actions necessary to minimize the risk of foreclosure, including the removal and replacement of a Local General Partner by the Partnership. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

                 WNC HOUSING TAX CREDIT FUND, IV, L.P., SERIES 1
                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

              For The Years Ended December 31, 1998, 1997 and 1996

                                      with

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 1


We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund IV, L.P., Series 1 (a California Limited Partnership) (the "Partnership") as of December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 61% of the total assets of the Partnership at December 31, 1998. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund IV, L.P., Series 1 (a California Limited Partnership) as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                                   BDO SEIDMAN, LLP

Orange County, California
April 5, 1999

                          INDEPENDENT AUDITORS' REPORT



To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 1


We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund IV, L.P., Series 1 ( a California Limited Partnership) (the "Partnership") as of December 31, 1997, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnerships in which WNC Housing Tax Credit Fund IV, L.P., Series 1 is a limited partner. These investments, as discussed in Note 3 to the financial statements, are accounted for by the equity method. The financial statements of substantially all of the limited partnerships, representing 87% of the total assets of WNC Housing Tax Credit Fund IV, L.P., Series 1 at December 31, 1997, were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund IV, L.P., Series 1 (a California Limited Partnership) as of December 31, 1997, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                      CORBIN & WERTZ



Irvine, California
April 23, 1998, except for Notes 2 and 6
which are dated as of December 4, 1998

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                           December 31, 1998 and 1997


                                                1998                    1997
                                                ----                    ----
ASSETS

Cash and cash equivalents              $        389,536      $         778,448
Investments in limited
 partnerships (Notes 2 and 6)                 4,495,621              4,976,247
Other assets                                          -                  3,000
                                           ------------          -------------
                                       $      4,885,157      $       5,757,695
                                           ============          =============

LIABILITIES AND PARTNERS' EQUITY
 (DEFICIT)

Liabilities:
 Payables to limited partnerships
  (Notes 4 and 6)                      $         25,301      $          84,303
 Accrued fees and advances due
  to General Partner and
  affiliate (Note 3)                            106,500                 65,235
                                           ------------          -------------
         Total liabilities                      131,801                149,538
                                           ------------          -------------
Commitments and contingencies
 (Note 6)                                             -                      -

Partners' equity (deficit):
 General partner                                (52,367)               (43,819)
 Limited partners (10,000 units
  authorized - 10,000 units
  outstanding at December 31, 1998
  and 1997)                                   4,805,723              5,651,976
                                           ------------          -------------
         Total partners' equity               4,753,356              5,608,157
                                           ------------          -------------
                                       $      4,885,157      $       5,757,695
                                           ============          =============



                 See accompanying notes to financial statements
                                       16

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

              For The Years Ended December 31, 1998, 1997 and 1996


                                            1998          1997          1996
                                            ----          ----          ----

Interest income                   $        27,708  $     25,676   $     51,654
                                        ---------     ---------      ---------

Operating expenses:
 Amortization                              31,369        31,416         31,032
 Asset management fees (Note 3)            40,000        40,000         40,000
 Other                                     83,062        17,228         11,467
                                        ---------     ---------      ---------
   Total operating expenses               154,431        88,644         82,499
                                        ---------     ---------      ---------
Loss from operations                     (126,723)      (62,968)       (30,845)
Equity in losses from limited
 partnerships (Note 2)                   (728,078)     (764,430)    (1,023,557)
                                        ---------     ---------      ---------
Net loss                          $      (854,801)  $  (827,398)  $ (1,054,402)
                                        =========     =========      =========
Net loss allocated to:
    General partner               $        (8,548)  $    (8,274)  $    (10,544)
                                        =========     =========      =========

    Limited partners              $      (846,253)  $  (819,124)  $ (1,043,858)
                                        =========     =========      =========
Net loss per limited
 partner unit                     $        (84.63)  $    (81.91)  $    (104.39)
                                        =========     =========      =========

Outstanding weighted limited
 partner units                             10,000        10,000         10,000
                                        =========     =========      =========





                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For The Years Ended December 31, 1998, 1997 and 1996


                                     General          Limited
                                     Partner          Partners           Total
                                     -------          --------           -----

Partners' equity (deficit)
 at January 1, 1996          $       (25,001)   $    7,514,958   $   7,489,957

Net loss                             (10,544)       (1,043,858)     (1,054,402)
                                 -----------       -----------     -----------

Partners' equity (deficit)
 at December 31, 1996                (35,545)        6,471,100       6,435,555

Net loss                              (8,274)         (819,124)       (827,398)
                                 -----------       -----------     -----------

Partners' equity (deficit)
 at December 31, 1997                (43,819)        5,651,976       5,608,157

Net loss                              (8,548)         (846,253)       (854,801)
                                 -----------       -----------     -----------

Partners' equity (deficit)
 at December 31, 1998        $       (52,367)   $    4,805,723   $   4,753,356
                                 ===========       ===========     ===========













                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For The Years Ended December 31, 1998, 1997 and 1996

                                                             1998                 1997                  1996
                                                             ----                 ----                  ----

Cash flows from operating activities:
 Net loss                                          $      (854,801)      $     (827,398)       $    (1,054,402)
 Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
   Amortization                                             31,369               31,416                 31,032
   Equity in losses from limited partnerships              728,078              764,430              1,023,557
   Change in accrued fees and expenses due
    to General Partner and affiliates                       41,265              (30,000)                25,000
   Change in receivable from affiliate                           -                9,020                 (9,020)
   Change in other assets                                        -                  986                  6,253
                                                        ----------           ----------             ----------

 Net cash (used in) provided by
  operating activities                                     (54,089)             (51,546)                22,420
                                                        ----------           ----------             ----------

Cash flows from investing activities:
 Investments in limited partnerships, net                 (335,059)            (172,307)              (442,379)
 Capitalized acquisition costs and fees                     (5,789)              (5,502)                (5,502)
 Distributions from limited partnerships                     6,025                7,525                 10,075
                                                        ----------           ----------             ----------

 Net cash used in investing activities                    (334,823)            (170,284)              (437,806)
                                                        ----------           ----------             ----------

Cash flows from financing activities:
 Changes from advances from general partner
  and affiliates for:
   Other                                                         -                3,253                  1,544
                                                        ----------           ----------             ----------

  Net cash provided by financing activities                      -                3,253                  1,544
                                                        ----------           ----------             ----------

Net decrease in cash and cash equivalents                 (388,912)            (218,577)              (413,842)

Cash and cash equivalents, beginning of year               778,448              997,025              1,410,867
                                                        ----------           ----------             ----------

Cash and cash equivalents, end of year                $    389,536       $      778,448        $       997,025
                                                        ==========           ==========             ==========

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
    Taxes paid                                        $        800       $          800        $           800
                                                        ==========           ==========             ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
    During the year ended December 31, 1998, the Partnership incurred, but did not pay, $22,998 in payables to a limited partnership.

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              For The Years Ended December 31, 1998, 1997 and 1996



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC Housing Tax Credit Fund IV, L.P., Series 1, a California Limited Partnership (the "Partnership"), was formed on May 4, 1993 under the laws of the state of California, and commenced operations on October 20, 1993. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for low income housing credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

The general partner is WNC Tax Credit Partners, IV, L.P. (the "General Partner"), a California limited partnership. WNC & Associates, Inc. ("WNC") is the general partner of the General Partner. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of WNC. John B. Lester, Jr. is the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of WNC.

The financial statements include only activity relating to the business of the Partnership, and do not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes, of the partners.

The Partnership Agreement authorized the sale of up to 10,000 units at $1,000 per Unit ("Units"). The offering of Units concluded in July 1994 at which time 10,000 Units in the amount of $10,000,000 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

After the limited partners have received proceeds from sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contribution and subordinated disposition fee (as described in Note
3) from the remainder, any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

Risks and Uncertainties

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued


changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low-income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

In addition, Limited Partners are subject to risks in that the rules governing the low income housing credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the low income housing credits. There are limits in the transferability of Units, and it is unlikely that a market for Units will develop. All management decisions will be made by the General Partner.

Method of Accounting for Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 2).

Losses from limited partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero.

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $606,705 as of December 31, 1998 and 1997.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Partnership considers all investments with remaining maturities of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 1998 or 1997.

Concentration of Credit Risk

At December 31, 1998 and 1997, the Partnership maintained cash balances at certain financial institutions in excess of the maximum federally insured amounts.

Net Loss Per Limited Partner Unit

Net loss per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

Reporting Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of Partners' equity and bypass net income. The Partnership adopted the provisions of this statement in 1998. For the years presented, the Partnership has no elements of other comprehensive income, as defined by SFAS No. 130.

Reclassifications

Certain prior year balances have been reclassified to conform to the 1998 presentation.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of December 31, 1998, the Partnership had acquired limited partnership interests in twenty-one Local Limited Partnerships, each of which owns one housing complex consisting of an aggregate of 812 apartment units. As of December 31, 1998, construction on all multifamily complexes was complete. The respective general partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at December 31, 1998 and 1997 are approximately $776,000 and $817,000, respectively, greater than the Partnership's equity as shown in the Local Limited Partnerships' financial statements. This difference is primarily due to unrecorded losses, as discussed below, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnership's financial statements.

Equity in losses of Local Limited Partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

During 1998, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, the Partnership's share of losses during the year ended December 31, 1998 amounting to approximately $59,000 have not been recognized.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the years ended December 31:

                                                  1998                1997
                                                  ----                ----

Investments per balance sheet,
 beginning of year                      $      4,976,247    $       5,771,116
Capital contributions to limited
 partnerships, net                               276,057                    -
Distributions paid                                (6,025)              (7,525)
Capitalized acquisition fees and costs             5,789                5,502
Equity in losses from limited
 partnerships                                   (728,078)            (764,430)
Amortization of paid acquisition
 fees and costs                                  (28,369)             (28,416)
                                         ---------------     ----------------

Investments per balance sheet,
 end of year                            $      4,495,621    $       4,976,247
                                         ===============     ================

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

The financial information from the individual financial statements of the Local Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted against interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows:

                        COMBINED CONDENSED BALANCE SHEETS

                                                1998                    1997
                                                ----                    ----
ASSETS

Buildings and improvements,
 net of accumulated depreciation
 of $4,545,000 and $3,474,000 for
 1998 and 1997, respectively          $     30,033,000        $      30,271,000
Land                                         1,610,000                1,221,000
Due from related parties                        31,000                   13,000
Other assets                                 1,953,000                1,638,000
                                       ---------------         ----------------
                                      $     33,627,000        $      33,143,000
                                       ===============         ================

LIABILITIES

Mortgage and construction
 loans payable                        $     26,684,000        $      26,032,000
Other liabilities (including
 due to related parties of
 $957,000 and $751,000 as of
 December 31, 1998 and 1997,
 respectively)                               1,985,000                1,714,000
                                       ---------------         ----------------

                                            28,669,000               27,746,000
                                       ---------------         ----------------

PARTNERS' CAPITAL

WNC Housing Tax Credit Fund, L.P.            3,720,000                4,159,000
Other partners                               1,238,000                1,238,000
                                       ---------------         ----------------

                                             4,958,000                5,397,000
                                       ---------------         ----------------

                                      $     33,627,000        $      33,143,000
                                       ===============         ================

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                  1998               1997               1996
                                  ----               ----               ----

Revenues                   $     3,222,000    $     3,182,000   $     3,004,000
                            --------------     --------------    --------------
Expenses:
 Operating expenses              2,054,000          1,874,000         1,889,000
 Interest expense                  880,000          1,019,000         1,064,000
 Depreciation and
  amortization                   1,087,000          1,064,000         1,087,000
                            --------------     --------------    --------------
    Total expenses               4,021,000          3,957,000         4,040,000
                            --------------     --------------    --------------
Net loss                   $      (799,000)   $      (775,000)  $    (1,036,000)
                            ==============     ==============    ==============
Net loss allocable to
 Partnership               $      (787,000)   $      (764,000)  $    (1,024,000)
                            ==============     ==============    ==============
Net loss recorded by the
 Partnership               $      (728,000)   $      (764,000)  $    (1,024,000)
                            ==============     ==============    ==============

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired.

The financial statements of one Local Limited Partnership were prepared assuming the limited partnership will continue as a going concern. The Partnership had a $699,602 remaining investment in such Lower Tier Partnership at December 31, 1998. The Partnership's original investment in the Lower Tier Partnership approximated $1,691,585. Through December 31, 1998, the limited partnership has had recurring losses, working capital deficiencies and has not been billed for certain property tax expenses due since 1994. The Local Limited Partnership is seeking abatement or an extended payment plan to pay down certain of these liabilities; however, if the Local Limited Partnership is unsuccessful, additional funding may be requested from the Partnership. In the event the Local Limited Partnership is required to liquidate or sell its property, the net proceeds could be significantly less than the carrying value of such property. As of December 31, 1998 and 1997, the carrying value of such property on the books and records of the Lower Tier Partnership totaled $7,041,056 and $7,232,514. The auditors for this entity have expressed substantial doubt as to this entity's ability to continue as a going concern as a result of the property tax issue.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996


NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of up to 8% of the gross proceeds from the sale of Partnership units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of December 31, 1998 and 1997 the Partnership incurred acquisition fees of $800,000. Accumulated amortization of these capitalized costs was $123,968 and $97,300 as of December 31, 1998 and 1997, respectively.

         Reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.2% of the gross proceeds. As of December 31, 1998 and 1997, the Partnership incurred acquisition costs of $54,949 and $49,160, respectively, which have been included in investments in limited partnerships. Accumulated amortization amounted to $6,572 and $4,871 at December 31, 1998 and 1997, respectively.

         An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the partnerships allocable share of the mortgages. Management fees of $40,000, $40,000 and $40,000 were incurred for the years ended December 31, 1998, 1997 and 1996, respectively, of which $0, $70,000 and $15,000 were paid during 1998, 1997 and 1996, respectively.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

         An affiliate of the General Partner provides management services for one of the properties in the limited partnerships. Management fees of $38,348 and $9,519 were earned by the affiliate during 1998 and 1997, respectively.

The accrued fees and advances due to General Partner and affiliates as of December 31, 1998 and 1997 consist of the following:

                                                  1998                 1997
                                                  ----                 ----
Reimbursement for expenses paid by an
    affiliate of the General Partner.   $          4,833     $           3,568

Asset management fee payable                     101,667                61,667
                                         ---------------      ----------------

                                        $        106,500     $          65,235
                                         ===============      ================

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS

Payables to limited partnerships represent amounts which are due at various times based on conditions specified in the limited partnership agreement. These contributions are payable in installments and are due upon the limited partnership achieving certain operating and development benchmarks (generally within two years of the Partnership's initial investment).

NOTE 5 - INCOME TAXES

No provision for income taxes has been recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

In October 1998, the Partnership acquired a 99% limited partner interest in an additional limited partnership which committed the Partnership to additional contributions of approximately $276,000, of which $253,000 has been contributed by the Partnership as of December 31, 1998.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

(a)(1)

(i) On February 16, 1999 Corbin & Wertz, Irvine, California was dismissed as the Partnership's principal independent accountant.

(ii) During the last two fiscal years of the Partnership, the reports of Corbin & Wertz respecting the financial statements of the Partnership did not contain an adverse opinion or a disclaimer of opinion, nor were any such reports qualified or modified as to uncertainty, audit scope or accounting principles.

(iii) The decision to change accountants was approved by the board of directors of WNC & Associates, Inc., the general partner of the Partnership.

(iv) During the last two fiscal years and subsequent interim period of the Partnership there were no disagreements between Corbin & Wertz and the Partnership on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure of the nature described in Item 304(a)(1)(iv) of Securities and Exchange Commission Regulation S-K.

(v) During the last two fiscal years and subsequent interim period of the Partnership there were no reportable events of the nature described in
         Item 304(a)(1)(v) of Securities and Exchange Commission Regulation S-K.

(a)(2)

On December 16, 1998, BDO Seidman, LLP, Costa Mesa, California was engaged as the Partnership's principal independent accountant. During the last two fiscal years and subsequent interim period of the Partnership, the Partnership did not consult BDO Seidman, LLP regarding (i) either, the application of accounting principles to a specified transaction; or the type of audit opinion that might be rendered on the Partnership's financial statements, or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Securities and Exchange Commission Regulation S-K) or was a reportable event (as defined in Item 304(a)(1)(v) of Securities and Exchange Commission Regulation S-K).

PART III

Item 10. Directors and Executive Officers of the Registrant

The Partnership has no directors or executive officers of its own. The following biographical information is presented for the directors and executive officers of Associates which has principal responsibility for the Partnership's affairs.

Directors and Executive Officers of WNC & Associates, Inc.

The directors of WNC & Associates, Inc. are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, John B. Lester, Jr., David N. Shafer, Wilfred N. Cooper, Jr. and Kay L. Cooper. The principal shareholders of WNC & Associates, Inc. are trusts established by Wilfred N. Cooper, Sr. and John B. Lester, Jr.

Wilfred N. Cooper, Sr., age 68, is the founder, Chief Executive Officer and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

John B. Lester, Jr., age 65, is President, a Director, Secretary and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 27 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries, which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

Wilfred N. Cooper, Jr., age 36, is Executive Vice President, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 46, is Senior Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Michael L. Dickenson, age 42, is Vice President and Chief Financial Officer, and a member of the Acquisition Committee of WNC & Associates, Inc., and Chief Financial Officer of WNC Management, Inc. He has been involved with acquisition and investment activities with respect to real estate since 1985. Prior to joining the Sponsor in March 1999, he was the Director of Financial Services at TrizecHahn Centers Inc., a developer and operator of commercial real estate, from 1995 to 1999, a Senior Manager with E&Y Kenneth Leventhal Real Estate Group, Ernst & Young, LLP, from 1988 to 1995, and Vice President of Finance with Great Southwest Companies, a commercial and residential real estate developer, from 1985 to 1988. Mr. Dickenson is a member of the Financial Accounting Standards Committee for the National Association of Real Estate Companies and the American Institute of Certified Public Accountants, and a Director of HomeAid Southern California, a charitable organization affiliated with the building industry. He graduated from Texas Tech University in 1978 with a Bachelor of Business Administration - Accounting degree, and is a Certified Public Accountant in California and Texas.

Thomas J. Riha, age 44, is Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 53, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

N. Paul Buckland, age 36, is Vice President - Acquisitions of WNC & Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch that constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

David Turek, age 44, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 62, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation:

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to TCP IV or Associates during the current or future years for the following fees:

(a)  Annual Asset  Management Fee. An annual asset management fee the greater of
     (i) $2,000 per multi-family housing complex, or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on the change in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the indebtedness related to the Housing Complexes. Fees of $40,000 were incurred for the year ended December 31, 1998. The Partnership paid the General Partner or its affiliates $0 of those fees in 1998.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of a Housing Complex. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the return on investment to the Limited
     Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class, on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 16% through December 31, 2003, and
     (ii) 6% for the balance of the Partnership's term. No disposition fees have been paid.

(c) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $1,000 during the year ended December 31, 1998.

(d) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Credits, which approximated $14,000 for the General Partners for the year ended December 31, 1998. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the year ended December 31, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

         No person is known to the General Partner to own beneficially in excess of 5% of the outstanding units.

(b)      Security Ownership of Management

         Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(c)      Changes in Control

         The management and control of the General Partner may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

         First, with the consent of any other General Partners and a majority-in-interest of the Limited Partners, any General Partner may designate one or more persons to be successor or additional General Partners. In addition, any General Partner may, without the consent of any other General Partner or the Limited Partners, (i) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or (ii) cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified a partnership for Federal income tax purposes. Finally, a majority-in-interest of the Limited Partners may at any time remove the General Partner of the Partnership and elect a successor General Partner.

Item 13.  Certain Relationships and Related Transactions

The General Partner manages all of the Partnership's affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership and the General Partner's interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

(a)(1)   Financial statements included in Part II hereof:

         Report of Independent Certified Public Accountants
         Independent Auditors' Report
         Balance Sheets, December 31, 1998 and 1997
         Statements of Operations  for the years ended  December 31, 1998,  1997 and 1996
         Statements of Partners'  Equity (Deficit)  for the years ended December
          31, 1998, 1997 and 1996
         Statements of Cash Flows for the years
          ended December 31, 1998, 1997 and 1996
         Notes to Financial Statements

(a)(2)   Financial statement schedule included in Part IV hereof:

         Report  of  Independent  Certified  Public  Accountants  on   Financial
          Statement Schedule
         Schedule III - Real Estate Owned by Local Limited Partnerships

(b)      Reports on Form 8-K.

1. A Form 8-K dated February 3, 1999 was filed on February 10, 1999 reporting the dismissal of the Partnership's former auditors and the engagement of new auditors. No financial statements were included.

(c)      Exhibits.

3.1 Articles of incorporation and by-laws: The registrant is not incor-porated. The Partnership Agreement is included as Exhibit B to the Prospectus, filed as Exhibit 28.1 to Form 10-K for fiscal year ended December 31, 1995.

10.1 Second Amended and Restated Agreement of Limited Partnership of Beck-wood Manor Seven Limited Partnership filed as exhibit 10.1 to Form 8-K dated December 8, 1993 is hereby incorporated herein by reference as exhibit 10.1.

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

10.6 Amended and Restated Agreement of Limited Partnership of Fort Stock-ton, L. P. filed as exhibit 10.7 to Post-Effective Amendment No 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 10.6.

10.7 Amended and Restated Agreement and Certificate of Limited Partner ship of Madison Manor Senior Citizens Complex, Ltd. filed as exhibit 10.8 to Post-Effective Amendment No 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 10.7.

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

10.16 Second Amended and Restated Agreement of Limited Partnership of Sand-piper Square, A Limited Partnership filed as exhibit 10.2 to Form 8-K dated May 25, 1994 is hereby incorporated herein by reference as exhibit 10.16.

10.17 Amended and Restated Agreement of Limited Partnership of Regency Court Partners filed as exhibit 10.1 to Form 8-K dated June 30, 1994 is hereby incorporated herein by reference as exhibit 10.17.

10.18 Disposition and Development Agreement By and Between The Community Development Commission of the County of Los Angeles and Regency Court Partners (including forum of Ground Lease) filed as exhibit 10.2 to Form 8-K dated June 30, 1994 is hereby incorporated herein by reference as exhibit 10.18.

10.19 Amended and Restated Agreement of Limited Partnership of Bay City Village Apartments, Limited Partnership filed as exhibit 10.19 to Post-Effective Amendment No 4 dated July 14, 1994 is hereby incorporat-ed herein by reference as exhibit 10.19.

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

(d)      Financial  statement  schedule  follows,  as set forth in subsection
         (a)(2) hereof.

               Report of Independent Certified Public Accounts on
                          Financial Statement Schedule




To the Partners
WNC Housing Tax Credit Fund IV, L.P. Series 1


The audit referred to in our report dated April 5, 1999, relating to the 1998 financial statements of WNC Housing Tax Credit Fund IV, L.P. Series 1 (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedule. The financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion, such financial statement schedule presents fairly, in all material respects, the financial information set forth therein.


                                                   BDO SEIDMAN, LLP



Orange County, California
April 5, 1999

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships

                                   -------------------------------------------------------------------------------------------------
                                                                        As of December 31, 1998
                                   -------------------------------------------------------------------------------------------------
                                              Partnership's Total   Amount of    Encumbrances of                             Net
                                              Investment in Local   Investment   Local Limited  Property and  Accumulated    Book
Partnership Name                    Location  Limited Partnerships  Paid to Date Partnerships   Equipment     Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------

Alpine Manor, L.P.                  Alpine,
                                    Texas        $  195,000      $  195,000  $   920,000    $  1,167,000   $  134,000  $  1,033,000


Baycity Village Apartments,         Baytown,
Limited Partnership                 Texas           301,000         301,000    1,489,000       1,829,000      353,000     1,476,000

Beckwood Manor Seven Limited        Marianna,
Partnership                         Arkansas        307,000         307,000    1,395,000       1,789,000      327,000     1,462,000

Briscoe Manor Limited Partnership   Galena,
                                    Maryland        308,000         308,000    1,521,000       1,813,000      305,000     1,508,000

Evergreen Four Limited Partnership  Maynard,
                                    Arkansas        195,000         195,000      873,000       1,128,000      199,000       929,000

Fawn Haven Limited Partnership      Manchester,
                                    Ohio            167,000         167,000      862,000       1,070,000      218,000       852,000

Fort Stockton Manor, L.P.           Ft.
                                    Stockton,
                                    Texas           224,000         224,000    1,059,000       1,249,000      126,000     1,123,000

Hidden Valley Limited Partnership   Gallup, New
                                    Mexico          412,000         412,000    1,491,000       1,938,000      218,000     1,720,000

HOI Limited Partnership Of Lenoir   Lenoir,
                                    North
                                    Carolina        198,000         198,000      572,000       1,167,000      184,000       983,000

Indian Creek Limited Partnership    Bucyrus,
                                    Ohio            306,000         306,000    1,542,000       1,775,000      285,000     1,490,000

Laurel Creek Apartments             San Luis
                                    Obispo,
                                    California    1,030,000       1,030,000      681,000       2,166,000      322,000     1,844,000

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships

                                    ------------------------------------------------------------------------------------------------
                                                                        As of December 31, 1998
                                    ------------------------------------------------------------------------------------------------
                                              Partnership's Total  Amount of     Encumbrances of                             Net
                                              Investment in Local  Investment    Local Limited  Property and  Accumulated    Book
 Partnership Name                   Location  Limited Partnerships Paid to Date  Partnerships   Equipment     Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------

Madisonville Manor Senior Citizens  Madisonville,
Complex, Ltd.                       Texas       $   174,000     $   174,000  $   905,000    $  1,150,000    $   72,000  $ 1,078,000

Mt. Graham Housing, Ltd.            Safford,
                                    Arizona         410,000         410,000    1,416,000       1,873,000       311,000    1,562,000

Northside Plaza Apartments, Ltd.    Angleton,
                                    Texas           282,000         282,000    1,369,000       1,724,000       135,000    1,589,000

Pampa Manor, L.P.                   Pampa,
                                    Texas           180,000         180,000      849,000       1,029,000       110,000      919,000

Regency Court Partners              Monrovia,
                                    California    1,692,000       1,690,000    5,283,000       7,658,000       617,000    7,041,000

Sandpiper Square, a Limited         Aulander,
Partnership                         North
                                    Carolina        219,000         219,000      953,000       1,191,000       134,000    1,057,000

Seneca Falls East Apartments        Seneca
Company II, L.P.                    Falls, New      276,000         253,000      896,000       1,213,000        21,000    1,192,000
                                    York

Vernon Manor, L.P.                  Vernon,
                                    Texas           161,000         161,000      786,000         904,000        96,000      808,000

Waterford Place, a Limited          Calhoun
Partnership                         Falls, South
                                    Carolina        272,000         272,000    1,189,000       1,518,000       277,000    1,241,000

Yantis Housing, Ltd.                Yantis,
                                    Texas           145,000         145,000      633,000         837,000       101,000      736,000
                                                  ---------       ---------   ----------      ----------     ---------   ----------

                                                $ 7,454,000     $ 7,429,000 $ 26,684,000   $  36,188,000  $  4,545,000 $ 31,643,000
                                                  =========       =========   ==========      ==========     =========   ==========

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships

                              ---------------------------------------------------------------------
                                                For the year ended December 31, 1998
                              ---------------------------------------------------------------------
                               Rental                   Year Investment            Estimated Useful
Partnership Name               Income       Net Loss        Acquired    Status     Life (Years)
---------------------------------------------------------------------------------------------------
Alpine Manor, L.P.              104,000        (19,000)       1994    Completed       40


Baycity Village Apartments,
Limited Partnership             260,000        (48,000)       1994    Completed       30

Beckwood Manor Seven Limited
Partnership                     142,000        (49,000)       1993    Completed     27.5

Briscoe Manor Limited
Partnership                     156,000        (57,000)       1994    Completed     27.5

Evergreen Four Limited
Partnership                      68,000        (39,000)       1994    Completed     27.5

Fawn Haven Limited
Partnership                      78,000        (26,000)       1994    Completed     27.5

Fort Stockton Manor, L.P.       109,000        (21,000)       1994    Completed       40

Hidden Valley Limited
Partnership                     149,000        (32,000)       1994    Completed       40

HOI Limited Partnership Of
Lenoir                          119,000        (45,000)       1993    Completed       40

Indian Creek Limited
Partnership                     136,000        (48,000)       1994    Completed     27.5

Laurel Creek Apartments         164,000        (22,000)       1994    Completed     27.5

Madisonville Manor Senior
Citizens Complex, Ltd.          105,000         (4,000)       1994    Completed       50

Mt. Graham Housing, Ltd.        147,000        (59,000)       1994    Completed     27.5

Northside Plaza Apartments,
Ltd.                            142,000        (12,000)       1994    Completed       50

Pampa Manor, L.P.               104,000        (15,000)       1994    Completed       40

Regency Court Partners          646,000       (224,000)       1994    Completed       40

Sandpiper Square, a Limited
Partnership                      92,000        (21,000)       1994    Completed       35

Seneca Falls East Apartments
Company II, L.P.
                                124,000          9,000        1998    Completed       40


WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships

                     ----------------------------------------------------------------------------
                                                 For the year ended December 31, 1998
                     ----------------------------------------------------------------------------
                              Rental                   Year Investment           Estimated Useful
Partnership Name              Income         Net Loss     Acquired    Status     Life (Years)
-------------------------------------------------------------------------------------------------
Vernon Manor, L.P.              84,000         (31,000)      1994    Completed        40

Waterford Place, a Limited
Partnership                    120,000         (25,000)      1994    Completed        40

Yantis Housing, Ltd.            73,000         (11,000)      1994    Completed        40
                             ---------       ---------
                           $ 3,122,000     $  (799,000)
                             =========       =========

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WNC HOUSING TAX CREDIT FUND IV, L.P., Series 1 (Registrant))


By:  WNC Tax Credit Partners IV, L.P.,  General Partner

By:  WNC & Associates, Inc., General Partner



By:  /s/ John B. Lester, Jr.
John B. Lester, Jr., President of WNC & Associates, Inc.

Date: July 27, 1999


By:  /s/ Michael L. Dickenson
Michael L. Dickenson, Vice-President -
Chief Financial Officer of WNC & Associates, Inc.

Date: July 27, 1999


By:  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., General Partner

Date: July 27, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., Chairman of the Board of WNC & Associates, Inc.

Date: July 27, 1999



By: /s/ John B. Lester, Jr.
John B. Lester, Jr., Director of WNC & Associates, Inc.

Date: July 27, 1999


By:  /s/ David N. Shafer
David N Shafer, Director of WNC & Associates, Inc.

Date: July 27, 1999