Form 10-K
period 1999-03-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 1999-08-09
CIK 913496

FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

   O ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the fiscal year ended _______________________

                                       OR

 X TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


        For the transition period from January 1, 1999 to March 31, 1999

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

                                      NONE

PART I.

Item 1.  Business

Organization

WNC Housing Tax Credit Fund IV, L.P., Series 1 (the "Partnership") is a California Limited Partnership formed under the laws of the State of California on May 4, 1993. The Partnership was formed to acquire limited partnership interests in limited partnerships or limited liability companies ("Local Limited Partnerships") which own multifamily housing complexes that are eligible for low-income housing federal and, in certain cases, California income tax credits ("Low Income Housing Credits").

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

As of March 31, 1999, the Partnership had invested in twenty-one Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the twenty-one Housing Complexes as the dates and for the periods indicated:


                                                        ------------------------------ ---------------------------------------------
                                                              As of March 31, 1999                As of December 31, 1998
                                                        ------------------------------ ---------------------------------------------
                                                         Partnership's                                                  Encumbrances
                                                         Total Investment  Amount of                     Estimated Low  of Local
Partnership                             General Partner  in Local Limited  Investment    Number   Occu-  Income Housing Limited
Name                       Location     Name             Partnerships      Paid to Date  of Units pancy  Credits        Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Alpine Manor, L.P.         Alpine,      1600 Capital
                           Texas        Company, Inc.        $   195,000  $   195,000       36      94%   $  394,000    $   920,000

Baycity Village            Baytown,     Green Companies
Apartments, Limited        Texas        Development
Partnership                             Group, Inc.              301,000      301,000       62      97%      629,000      1,489,000

Beckwood Manor Seven       Marianna,    Phillips Development
Limited Partnership        Arkansas     Corporation              307,000      307,000       42     100%      636,000      1,395,000

Briscoe Manor Limited      Galena,      McKnight & Decoster,
Partnership                Maryland     Inc.                     308,000      308,000       31     100%      648,000      1,521,000

Evergreen Four Limited     Maynard,     Phillips Development
Partnership                Arkansas     Corporation              195,000      195,000       24      75%      402,000        873,000

Fawn Haven Limited         Manchester,  Georg E. Maharg and
Partnership                Ohio         Maharg Realty, Inc.      167,000      167,000       28      93%      376,000        862,000

Fort Stockton Manor, L.P.  Ft.          1600 Capital Company,
                           Stockton,    Inc.                     224,000      224,000       36      86%      453,000      1,059,000
                           Texas

Hidden Valley Limited      Gallup, New  Alan Deke Noftsker       412,000      412,000       40      93%      801,000      1,491,000
Partnership                Mexico

HOI Limited Partnership    Lenoir,      Housing Opportunities,
Of Lenoir                  North        Inc.                     198,000      198,000       34     100%      400,000        572,000
                           Carolina

Indian Creek Limited       Bucyrus,     Georg E. Maharg          306,000      306,000       48      96%      637,000      1,542,000
Partnership                Ohio

Laurel Creek Apartments    San Luis     San Luis Obispo
                           Obispo,      Non-Profit
                           California   Housing Corp.          1,030,000    1,030,000       24     100%    2,103,000        681,000

Madisonville Manor Senior  Madison-     Jean Johnson             174,000      174,000       32     100%      375,000        905,000
Citizens Complex, Ltd.     ville,Texas



                                                        ------------------------------ ---------------------------------------------
                                                              As of March 31, 1999                As of December 31, 1998
                                                        ------------------------------ ---------------------------------------------
                                                         Partnership's                                                  Encumbrances
                                                         Total Investment  Amount of                     Estimated Low  of Local
Partnership                             General Partner  in Local Limited  Investment    Number   Occu-  Income Housing Limited
Name                       Location     Name             Partnerships      Paid to Date  of Units pancy  Credits        Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Mt. Graham Housing, Ltd.   Safford,     Rural Housing, Inc.      410,000      410,000       40      98%      788,000      1,416,000
                           Arizona

Northside Plaza            Angleton,    Jean Johnson             282,000      282,000       48     100%      607,000      1,369,000
Apartments, Ltd.           Texas

Pampa Manor, L.P.          Pampa,       1600 Capital Company,
                           Texas        Inc.                     180,000      180,000       32      84%      363,000        849,000

Regency Court Partners     Monrovia,    Community Housing
                           California   Assistance Program,
                                        Inc., a California
                                        Nonprofit Corporation  1,692,000    1,690,000      115      98%            -      5,283,000

Sandpiper Square, a        Aulander,    I. Norwood Stone         219,000      219,000       24      96%      433,000        953,000
Limited Partnership        North
                           Carolina

Seneca Falls East          Seneca       David R. Bacon and
Apartments Company II,     Falls, New   Frank Salvatore          276,000      253,000       32      97%      106,000        896,000
L.P.                       York

Vernon Manor, L.P.         Vernon,      1600 Capital Company,
                           Texas        Inc.                     161,000      161,000       28     100%      325,000        786,000

Waterford Place, a         Calhoun      Thomas E. Connelly, Jr.,
Limited Partnership        Falls,       TEC Rental Properties
                           South        Inc., Warren H.
                           Carolina     Abernathy, II and Solid
                                        South, Inc.              272,000      272,000       32     100%      549,000      1,189,000

Yantis Housing, Ltd.       Yantis,      Charles Cannon Jr.       145,000      145,000       24     100%      287,000        633,000
                           Texas                               ---------    ---------      ---     ----   ----------     ----------
                                                             $ 7,454,000  $ 7,429,000      812      96% $ 11,312,000  $  26,684,000
                                                               =========    =========      ===     ====   ==========     ==========

                                       6



                                         --------------------------------------------------------------------------
                                                              For the year ended December 31, 1998
                                         --------------------------------------------------------------------------
                                                                                            Low Income Housing
                                                                                            Credits Allocated to
Partnership Name                                  Rental Income       Net Income (loss)     Partnership
-------------------------------------------------------------------------------------------------------------------
Alpine Manor, L.P.                             $       104,000       $      (19,000)                99%

Baycity Village Apartments, Limited
Partnership                                            260,000              (48,000)                99%

Beckwood Manor Seven Limited Partnership               142,000              (49,000)                95%

Briscoe Manor Limited Partnership                      156,000              (57,000)                99%

Evergreen Four Limited Partnership                      68,000              (39,000)                95%

Fawn Haven Limited Partnership                          78,000              (26,000)                99%

Fort Stockton Manor, L.P.                              109,000              (21,000)                99%

Hidden Valley Limited Partnership                      149,000              (32,000)                99%

HOI Limited Partnership Of Lenoir                      119,000              (45,000)                99%

Indian Creek Limited Partnership                       136,000              (48,000)                99%

Laurel Creek Apartments                                164,000              (22,000)                99%

Madisonville Manor Senior Citizens
Complex, Ltd.                                          105,000               (4,000)                99%

Mt. Graham Housing, Ltd.                               147,000              (59,000)                99%

Northside Plaza Apartments, Ltd.                       142,000              (12,000)                99%

Pampa Manor, L.P.                                      104,000              (15,000)                99%

Regency Court Partners                                 646,000             (224,000)                99%

Sandpiper Square, a Limited Partnership                 92,000              (21,000)                99%

Seneca Falls East Apartments Company
II, L.P.                                               124,000                9,000              99.98%

Vernon Manor, L.P.                                      84,000              (31,000)                99%

Waterford Place, a Limited Partnership                 120,000              (25,000)                99%

Yantis Housing, Ltd.                                   73,000               (11,000)                99%
                                                   -----------           -----------
                                               $    3,122,000        $     (799,000)
                                                   ===========           ===========

                                       7

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

(b)  At March 31, 1999, there were 729 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the three months ended March 31, 1999.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                March 31                                    December 31
                         ------------------------  ---------------------------------------------------------------
                               1999         1998         1998         1997         1996         1995         1994
                               ----         ----         ----         ----         ----         ----         ----
                                      (Unaudited)
ASSETS
Cash and cash
  equivalents          $    341,350 $    778,591 $    389,536 $    778,448 $    997,025 $  1,410,867 $  2,107,761
Investments in limited
  partnerships, net       4,298,485    4,778,445    4,495,621    4,976,247    5,771,116    6,928,034    7,852,303
Due from affiliate                -            -            -            -        9,020            -      409,286
Other assets                      -        4,395            -        3,000        6,986       16,239       21,900
                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
                       $  4,639,835 $  5,561,431 $  4,885,157 $  5,757,695 $  6,784,147 $  8,355,140 $ 10,391,250
                         ==========   ==========   ==========   ==========   ==========   ==========   ==========
LIABILITIES

Due to limited         $     25,301 $     84,303 $     25,301 $     84,303 $    256,610 $    799,745 $  2,289,218
  partnerships
Accrued fees and
  expenses
  due to general
  partner
  and affiliates             80,940       71,967      106,500       65,235       91,982       65,438       75,820

PARTNERS' EQUITY          4,533,594    5,405,161    4,753,356    5,608,157    6,435,555    7,489,957    8,026,212
                         ----------   ----------   ----------   ----------   ----------   -----------  ----------
                       $  4,639,835 $  5,561,431 $  4,885,157 $  5,757,695 $  6,784,147 $  8,355,140 $ 10,391,250
                         ==========   ==========   ==========   ==========   ==========   ==========   ==========

Selected results of operations, cash flows and other information for the Partnership are as follows:

                           For the Three Months                          For the Years Ended
                              Ended March 31                                 December 31
                          ------------------------  ---------------------------------------------------------------
                               1999          1998         1998         1997          1996         1995         1994
                               ----          ----         ----         ----          ----         ----         ----
                                       (Unaudited
Income (loss) from
  operations            $   (33,750)  $   (17,496)  $ (126,723)  $  (62,968) $    (30,845) $   (17,817) $    17,315
Equity in losses of
  limited partnerships     (186,012)     (185,500)    (728,078)    (764,430)   (1,023,557)    (727,986)    (413,316)
                          ---------    ----------   ----------   ----------     ---------    ---------    ---------

Net loss                $  (219,762)  $  (202,996)  $ (854,801)  $ (827,398) $ (1,054,402) $  (745,803) $  (396,001)
                          =========    ==========   ==========   ==========     =========    =========    =========
Net loss allocated to:
  General Partner       $    (2,198)  $    (2,030)  $   (8,548)  $   (8,274) $    (10,544) $    (7,458) $    (3,960)
                          =========    ==========   ==========   ==========     =========    =========    =========
  Limited Partners      $  (217,564)  $  (200,966)  $ (846,253)  $ (819,124) $ (1,043,858) $  (738,345) $  (392,041)
                          =========    ==========   ==========   ==========     =========    =========    =========
Net loss per limited
  partner unit          $    (21.76)  $    (20.10)  $   (84.63)  $   (81.91) $    (104.39) $    (73.83) $    (50.35)
                          =========    ==========   ==========   ==========     =========    =========    =========
Outstanding weighted
  limited partner units      10,000        10,000       10,000       10,000        10,000       10,000        7,787
                          =========    ==========   ==========   ==========     =========    =========    =========
Net cash provided by
  (used in):
  Operating activities  $   (52,186)  $    (5,082)  $  (54,089)  $  (51,546)       22,420  $    55,437  $    46,649
  Investing activities        4,000         5,225     (334,823)    (170,284)     (437,806)    (914,830)  (5,053,552)
  Financing activities            -             -            -        3,253         1,544      162,499    7,113,635
                          ---------    ----------   ----------   ----------     ---------    ---------    ---------
Net change in cash
  and cash
  equivalents               (48,186)          143     (388,912)    (218,577)     (413,842)    (696,894)   2,106,732

Cash and cash
  equivalents,
  beginning of period       389,536       778,448      778,448      997,025     1,410,867    2,107,761        1,029
                          ---------    ----------   ----------   ----------     ---------    ---------    ---------
Cash and cash
  equivalents,
  end of period         $   341,350   $   778,591   $  389,536   $  778,448  $    997,025  $ 1,410,867  $ 2,107,761
                          =========    ==========   ==========   ==========     =========    =========    =========

Low Income  Housing  Credit per Unit was as follows for the years ended December 31:

                              1998           1997         1996         1995          1994
                              ----           ----         ----         ----          ----

Federal                 $      142    $       143   $      136   $      101  $         36
State                            -              -            -            -             -
                            ------         ------       ------       ------         -----
Total                   $      142    $       143   $      136   $      101  $         36
                            ======         ======       ======       ======         =====

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Partnership's assets at March 31, 1999 consisted primarily of $341,350 in cash and aggregate investments in the twenty-one Local Limited Partnerships of $4,298,485. Liabilities at March 31, 1999 were $106,241, of which $77,977 was accrued annual management fees, $2,963 was for expenses paid by an affiliate of the General Partner due to the General Partner or affiliate and $25,301 was payables to limited partnerships.

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998. The Partnership's net loss for the three months ended March 31, 1999 was $(220,000), reflecting an increase of $17,000 from the net loss experienced for the three months ended March 31, 1998. The increase in net loss is due to loss from operations which increased by $17,000 to $(34,000) for the three month period ended March 31, 1999 from $(17,000) for the three month period ended March 31, 1998 due to an increase in other operating expenses of $15,000 and a decrease in interest income of $2,000.

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

Cash Flows

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998. Net cash used during the three months ended March 31, 1999 was $(48,000) compared to a net increase in cash for the three months ended March 31, 1998 of $100. The change was due to an increase in cash paid to the General Partner of affiliates of $32,000 and an increase in cash paid to third parties for operating expenses of $15,000.

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

The Partnership expects its future cash flows, together with its net available assets at March 31, 1999, to be sufficient to meet all currently forseeable future cash requirements.

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

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 1


We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund IV, L.P., Series 1 (a California Limited Partnership) (the "Partnership") as of March 31, 1999 and December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the three months ended March 31, 1999 and the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 62% and 61% of the total assets of the Partnership at March 31, 1999 and December 31, 1998, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund IV, L.P., Series 1 (a California Limited Partnership) as of March 31, 1999 and December 31, 1998, and the results of its operations and its cash flows for the three months ended March 31, 1999 and the year ended December 31, 1998, in conformity with generally accepted accounting principles.



                                              /s/ BDO SEIDMAN, LLP
                                              BDO SEIDMAN, LLP

Orange County, California
July 30, 1999

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



                                              /s/ CORBIN & WERTZ
                                              CORBIN & WERTZ
Irvine, California
April 23,  1998, except  for
Notes  2  and  6  which  are
dated as of December 4, 1998

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                              March 31                        December 31
                                                    ------------------------------   ------------------------------
                                                            1999             1998             1998            1997
                                                            ----             ----             ----            ----
                                                                     (Unaudited)
ASSETS
Cash and cash equivalents                         $      341,350   $      778,591  $       389,536  $      778,448
Investments in limited partnerships
  (Note 2)                                             4,298,485        4,778,445        4,495,621       4,976,247
Other assets                                                   -            4,395                -           3,000
                                                       ---------        ---------        ---------       ---------
                                                  $    4,639,835   $    5,561,431  $     4,885,157  $    5,757,695
                                                       =========        =========        =========       =========
LIABILITIES AND PARTNERS' EQUITY
  (DEFICIT)

Liabilities:
  Payables to limited partnerships (Note 4)       $       25,301   $       84,303  $        25,301  $       84,303
  Accrued fees and advances due to General
    Partner and affiliate (Note 3)                        80,940           71,967          106,500          65,235
                                                       ---------        ---------        ---------       ---------
    Total liabilities                                    106,241          156,270          131,801         149,538
                                                       ---------        ---------        ---------       ---------
Commitments and contingencies

Partners' equity (deficit):
  General partner                                        (54,565)         (45,849)         (52,367)        (43,819)
  Limited partners (10,000 units authorized,
    10,000 units issued and outstanding)               4,588,159        5,451,010        4,805,723       5,651,976
                                                       ---------        ---------        ---------       ---------
     Total partners' equity                            4,533,594        5,405,161        4,753,356       5,608,157
                                                       ---------        ---------        ---------       ---------
                                                  $    4,639,835   $    5,561,431  $     4,885,157  $    5,757,695
                                                       =========        =========        =========       =========


                 See accompanying notes to financial statements
                                       15

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                         For the Three Months Ended          For the Years Ended December 31
                                                  March 31
                                         ----------------------------   -------------------------------------------
                                                1999            1998           1998            1997           1996
                                                ----            ----           ----            ----           ----
                                                          (Unaudited)
Interest income                        $       4,084   $       6,187   $     27,708   $      25,676  $      51,654
                                           ---------      ----------      ---------       ---------      ---------
Operating expenses:
  Amortization (Note 2)                        7,124           7,827         31,369          31,416         31,032
  Asset management fees (Note 3)              10,000          10,000         40,000          40,000         40,000
  Other                                       20,710           5,856         83,062          17,228         11,467
                                           ---------      ----------      ---------       ---------      ---------
    Total operating expenses                  37,834          23,683        154,431          88,644         82,499
                                           ---------      ----------      ---------       ---------      ---------

Loss from operations                         (33,750)        (17,496)      (126,723)        (62,968)       (30,845)

Equity in losses of limited
  partnerships (Note 2)                     (186,012)       (185,500)      (728,078)       (764,430)    (1,023,557)
                                           ---------      ----------      ---------       ---------      ---------
Net loss                               $    (219,762)  $    (202,996)  $   (854,801)  $    (827,398) $  (1,054,402)
                                           =========      ==========      =========       =========      =========
Net loss allocated to:
   General partner                     $      (2,198)  $      (2,030)  $     (8,548)  $      (8,274) $     (10,544)
                                           =========      ==========      =========       =========      =========
   Limited partners                    $    (217,564)  $    (200,966)  $   (846,253)  $    (819,124) $  (1,043,858)
                                           =========      ==========      =========       =========      =========
Net loss per limited partner unit      $      (21.76)  $      (20.10)  $     (84.63)  $      (81.91) $     (104.39)
                                           =========      ==========      =========       =========      =========
Outstanding weighted limited
  partner units                               10,000          10,000         10,000          10,000         10,000
                                           =========      ==========      =========       =========      =========


                 See accompanying notes to financial statements
                                       16

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                  For The Three Months Ended March 31, 1999 and
              For The Years Ended December 31, 1998, 1997 and 1996


                                     General        Limited
                                     Partner        Partners          Total
                                     -------        --------          -----

Partners' equity (deficit)
  at January 1, 1996             $  (25,001)     $  7,514,958    $   7,489,957

Net loss                            (10,544)       (1,043,858)      (1,054,402)
                                  ---------        ----------       ----------
Partners' equity (deficit)
  at December 31, 1996              (35,545)        6,471,100        6,435,555

Net loss                             (8,274)         (819,124)        (827,398)
                                  ---------        ----------       ----------
Partners' equity (deficit)
  at December 31, 1997              (43,819)        5,651,976        5,608,157

Net loss                             (8,548)         (846,253)        (854,801)
                                  ---------        ----------       ----------
Partners' equity (deficit)
  at December 31, 1998              (52,367)        4,805,723        4,753,356

Net loss                             (2,198)         (217,564)        (219,762)
                                  ---------        ----------       ----------
Partners' equity (deficit)
  at March 31, 1999              $  (54,565)     $  4,588,159    $   4,533,594
                                  =========        ==========       ==========


                 See accompanying notes to financial statements
                                       17

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                            For the Three Months
                                               Ended March 31                 For the Years Ended December 31
                                          --------------------------    -----------------------------------------
                                                1999           1998           1998           1997           1996
                                                ----           ----           ----           ----           ----
                                                         (Unaudited)
Cash flows from operating activities:
  Net loss                              $   (219,762)  $   (202,996)  $   (854,801)  $   (827,398)  $ (1,054,402)
  Adjustments  to reconcile  net loss
    to net cash (used in) provided by
    operating activities:
    Amortization                               7,124          7,827         31,369         31,416         31,032
    Equity in losses of limited
      partnerships                           186,012        185,500        728,078        764,430      1,023,557
    Change in accrued fees and
      expenses due to general partner
      and affiliates                         (25,560)         6,732         41,265        (30,000)        25,000
    Change in receivable from
      affiliates                                   -              -              -          9,020         (9,020)
    Change in other assets                         -         (2,145)             -            986          6,253
                                           ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in)
  operating activities                       (52,186)        (5,082)       (54,089)       (51,546)        22,420
                                           ---------      ---------      ---------      ---------      ---------
Cash flows from investing activities:
  Investments in limited
    partnerships, net                              -              -       (335,059)      (172,307)      (442,379)
  Capitalized acquisition costs and
    fees                                           -              -         (5,789)        (5,502)        (5,502)
  Distributions from limited
    partnerships                               4,000          5,225          6,025          7,525         10,075
                                           ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in)
  investing activities                         4,000          5,225       (334,823)      (170,284)      (437,806)
                                           ---------      ---------      ---------      ---------      ---------
Cash flows from financing activities:
  Changes from advances from
    general partner and affiliates
    for:
    Other                                          -              -              -          3,253          1,544
                                           ---------      ---------      ---------      ---------      ---------
Net cash provided by financing
  activities                                       -              -              -          3,253          1,544
                                           ---------      ---------      ---------      ---------      ---------
Net increase (decrease) in cash and
  cash equivalents                           (48,186)           143       (388,912)      (218,577)      (413,842)

Cash and cash equivalents, beginning
  of period                                  389,536        778,448        778,448        997,025      1,410,867
                                           ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents, end of
  period                                $    341,350   $    778,591   $    389,536   $    778,448   $    997,025
                                           =========      =========      =========      =========      =========

                                       18

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED




                                            For the Three Months
                                               Ended March 31                For the Years Ended December 31
                                          --------------------------    -----------------------------------------

                                                1999           1998           1998           1997           1996
                                                ----           ----           ----           ----           ----
                                                         (Unaudited)

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
   Taxes paid                           $          -   $          -   $        800   $        800   $        800
                                           =========      =========      =========      =========      =========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES
During the year ended December 31, 1998, the Partnership incurred, but did not pay, $22,998 in payables to a limited partnership.

















                 See accompanying notes to financial statements
                                       19

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

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

The Partnership Agreement authorized the sale of up to 10,000 units at $1,000 per Unit ("Units"). The offering of Units concluded in July 1994 at which time 10,000 Units in the amount of $10,000,000 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

Change in Reporting Year End

The Partnership has elected to change its year end for financial reporting purposes from December 31 to March 31. All financial information reflected in the financial statements and related footnotes has been adjusted for this change in year end except for the combined condensed financial information relating to the Local Limited Partnerships included in Note 2.

Due to the change in year end, unaudited financial information as of and for the three months ended March 31, 1998 is included in the financial statements for comparative purposes only. The financial statements as of and for the three months ended March 31, 1998 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Partnership for the interim period.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996


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

Losses from limited partnerships for the years ended December 31, 1998, 1997 and 1996 have been recorded by the Partnership based on reported results provided by the Local Limited Partnerships. Losses from limited partnerships for the three months ended March 31, 1999 and 1998 have been estimated by management of the Partnership. Losses from limited partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero.

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $1,356,705 at the end of all periods presented.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

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

Cash and Cash Equivalents

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 1999 and December 31, 1998 and 1997.

Concentration of Credit Risk

At March 31, 1999, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

Reporting Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of Partners' equity and bypass net income. The Partnership adopted the provisions of this statement in 1998. For the periods presented, the Partnership has no elements of other comprehensive income, as defined by SFAS No. 130.

Reclassifications

Certain prior year balances have been reclassified to conform to the 1999 presentation.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of the periods presented, the Partnership had acquired limited partnership interests in twenty-one Local Limited Partnerships, each of which owns one housing complex consisting of an aggregate of 812 apartment units. As of December 31, 1998, construction on all multifamily complexes was complete. The respective general partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets as of December 31, 1998 and 1997 are approximately $776,000 and $817,000, respectively, greater than the Partnership's equity as shown in the Local Limited Partnerships' financial statements. This difference is primarily due to unrecorded losses, as discussed below, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnership's financial statements.

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

At March 31, 1999, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the three month period ended March 31, 1999 amounting to approximately $16,000 have not been recognized. The Partnership's share of losses during the year ended December 31, 1998 amounting to approximately $59,000, have not been recognized. As of March 31, 1999, the aggregate share of net losses not recognized by the Partnership amounted to $75,000.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                            For the Three
                                                             Months Ended               For the Years Ended
                                                               March 31                    December 31
                                                            ---------------    -----------------------------------

                                                                      1999               1998                1997
                                                                      ----               ----                ----

Investments per balance sheet, beginning of period        $      4,495,621   $      4,976,247    $      5,771,116
Capital contributions paid, net                                          -            276,057                   -
Distributions received                                              (4,000)            (6,025)             (7,525)
Capitalized acquisition fees and costs                                   -              5,789               5,502
Equity in losses of limited partnerships                          (186,012)          (728,078)           (764,430)
Amortization of paid acquisition fees and costs                     (7,124)           (28,369)            (28,416)
                                                              -------------      -------------       -------------
Investments per balance sheet, end of period              $      4,298,485   $      4,495,621    $      4,976,247
                                                              =============      =============       =============

                                       23

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

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

                        COMBINED CONDENSED BALANCE SHEETS

                                                         1998             1997
                                                         ----             ----
ASSETS

Buildings and improvements,
  net of accumulated depreciation
  of $4,545,000 and $3,474,000 for 1998
  and 1997, respectively                        $  30,033,000    $  30,271,000
Land                                                1,610,000        1,221,000
Due from related parties                               31,000           13,000
Other assets                                        1,953,000        1,638,000
                                                   ----------       ----------
                                                $  33,627,000    $  33,143,000
                                                   ==========       ==========
LIABILITIES

Mortgage and construction loans payable         $  26,684,000    $  26,032,000
Other liabilities (including due to
  related parties of $957,000 and $751,000
  as of December 31, 1998 and 1997,
  respectively)                                     1,985,000        1,714,000
                                                   ----------       ----------
                                                   28,669,000       27,746,000
                                                   ----------       ----------
PARTNERS' CAPITAL

WNC Housing Tax Credit Fund IV, L.P., Series I      3,720,000        4,159,000
Other partners                                      1,238,000        1,238,000
                                                   ----------       ----------
                                                    4,958,000        5,397,000
                                                   ----------       ----------
                                                $  33,627,000    $  33,143,000
                                                   ===========      ===========

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                       1998             1997              1996
                                       ----             ----              ----

Revenues                   $      3,222,000   $    3,182,000    $    3,004,000
                                 ----------       ----------        ----------
Expenses:
  Operating expenses              2,054,000        1,874,000         1,889,000
  Interest expense                  880,000        1,019,000         1,064,000
  Depreciation and
    amortization                  1,087,000        1,064,000         1,087,000
                                 ----------       ----------        ----------
   Total expenses                 4,021,000        3,957,000         4,040,000
                                 ----------       ----------        ----------
Net loss                   $       (799,000) $      (775,000)   $   (1,036,000)
                                 ==========       ==========        ==========
Net loss allocable
  to the Partnership       $       (787,000) $      (764,000)   $   (1,024,000)
                                 ==========       ==========        ==========
Net loss recorded
  by the Partnership       $       (728,000) $      (764,000)   $   (1,024,000)
                                 ==========       ==========        ==========

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership is obligated to the General Partner or its affiliates for the following items:

     Acquisition fees of up to 8% of the gross proceeds from the sale of Partnership units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $800,000. Accumulated amortization of these capitalized costs was $130,634, $123,968 and $97,300 as of March 31, 1999 and December 31, 1998 and 1997, respectively.

     Reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.2% of the gross proceeds. As of March 31, 1999 and December 31, 1998 and 1997, the Partnership incurred acquisition costs of $54,949, $54,949 and $49,160, respectively, which have been included in investments in limited partnerships. Accumulated amortization amounted to $7,030, $6,572 and $4,871 as of March 31, 1999 and December 31, 1998 and 1997,
     respectively.

     An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $10,000 were incurred during the three months ended March 31, 1999 and $40,000, $40,000 and $40,000 were incurred for the years ended December 31, 1998, 1997 and 1996, respectively, of which $33,690 was paid during the three months ended March 31, 1999 and $0, $70,000 and $15,000 were paid during 1998, 1997 and 1996, respectively.

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

     An affiliate of the General Partner provides management services for one of the properties in the limited partnerships. Management fees were earned by the affiliate in the amount of $8,625 for the three months ended March 31, 1999 and $38,348 and $9,519 during 1998 and 1997, respectively. In May 1999, the affiliate of the general partner refunded $7,086 and $1,887 of the management fees related to 1998 and 1997, respectively, in accordance with the terms of the Partnership's prospectus.

The accrued fees and advances due to General Partner and affiliates consist of the following:

                                              March 31                   December 31
                                          ---------------   ------------------------------------
                                                     1999               1998                1997
                                                     ----               ----                ----
Reimbursement for expenses paid by
  the General Partner or an affiliate    $          2,963   $          4,833    $          3,568

Asset management fee payable                       77,977            101,667              61,667
                                              -----------        -----------         -----------
Total                                    $         80,940   $        106,500    $         65,235
                                              ===========        ===========         ===========

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

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

NOT APPLICABLE

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

David N. Shafer, age 47, is Senior Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

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

Item 11.  Executive Compensation:

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to TCP IV or Associates during the current or future years for the following fees:

(a)  Annual Asset  Management Fee. An annual asset management fee the greater of
     (i) $2,000 per multi-family housing complex, or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on the change in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the indebtedness related to the Housing Complexes. Fees of $10,000 and $40,000 were incurred during the three months ended March 31, 1999 and the year ended December 31, 1998, respectively. The Partnership paid the General Partner or its affiliates $33,690 and $0 of those fees during the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

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

(c) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $21,000 and $1,000 during the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

(d) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $14,000 for the General Partner for the year ended December 31, 1998. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the three months ended March 31, 1999 or the year ended December 31, 1998.

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

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

(a)(1)   Financial statements included in Part II hereof:

         Report of Independent Certified Public Accountants
         Independent Auditors' Report
         Balance Sheets, March 31, 1999  and  1998 (Unaudited) and  December 31,
           1998 and 1997
         Statements of Operations  for the three months ended March 31, 1999 and
           1998 (Unaudited) and the years ended December 31, 1998, 1997 and 1996
         Statements  of Partners'  Equity  (Deficit)  for the three months ended
           March 31, 1999 and for the years  ended December 31, 1998,  1997  and
           1996
         Statements  of Cash Flows for the three months ended March 31, 1999 and
           1998 (Unaudited) and for the years ended December 31, 1998, 1997 and 1996
         Notes to Financial Statements

(a)(2)   Financial statement schedule included in Part IV hereof:

         Report of Independent Certified Public Accountants on  Financial State-
           ment Schedules
         Schedule III - Real Estate Owned by Local Limited Partnerships

(b)      Reports on Form 8-K.

1. A Form 8-K dated May 13, 1999 was filed on May 14, 1999 reporting the Partnership's change in fiscal year end to March 31. No financial statements were included.

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

(d)      Financial  statement  schedules  follow,  as set  forth  in  subsection
         (a)(2) hereof.

               Report of Independent Certified Public Accounts on
                          Financial Statement Schedules




To the Partners
WNC Housing Tax Credit Fund IV, L.P. Series 1


The audits referred to in our report dated July 30, 1999, relating to the 1999 and 1998 financial statements of WNC Housing Tax Credit Fund IV, L.P. Series 1 (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules presents fairly, in all material respects, the financial information set forth therein.


                                             /s/BDO SEIDMAN, LLP
                                             BDO SEIDMAN, LLP

Orange County, California
July 30, 1999

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                              --------------------------------- ----------------------------------------------------
                                                   As of March 31, 1999                      As of December 31, 1998
                                              --------------------------------- ----------------------------------------------------
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

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                              ---------------------------------- ---------------------------------------------------
                                                     As of March 31, 1999                      As of December 31, 1998
                                              ---------------------------------- ---------------------------------------------------
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
                                                  =========       =========      ==========     ==========    =========   ==========

                                       35

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                --------------------------------------------------------------------------------------
                                                      For the year ended December 31, 1998
                                --------------------------------------------------------------------------------------
                                                                    Year Investment                 Estimated Useful
Partnership Name                   Rental Income       Net Loss        Acquired         Status        Life (Years)
----------------------------------------------------------------------------------------------------------------------

Alpine Manor, L.P.                  $    104,000   $    (19,000)        1994           Completed         40

Baycity Village Apartments,
Limited Partnership                      260,000        (48,000)        1994           Completed         30

Beckwood Manor Seven Limited
Partnership                              142,000        (49,000)        1993           Completed       27.5

Briscoe Manor Limited
Partnership                              156,000        (57,000)        1994           Completed       27.5

Evergreen Four Limited
Partnership                               68,000        (39,000)        1994           Completed       27.5

Fawn Haven Limited
Partnership                               78,000        (26,000)        1994           Completed       27.5

Fort Stockton Manor, L.P.                109,000        (21,000)        1994           Completed         40

Hidden Valley Limited
Partnership                              149,000        (32,000)        1994           Completed         40

HOI Limited Partnership Of
Lenoir                                   119,000        (45,000)        1993           Completed         40

Indian Creek Limited
Partnership                              136,000        (48,000)        1994           Completed       27.5

Laurel Creek Apartments                  164,000        (22,000)        1994           Completed       27.5

Madisonville Manor Senior
Citizens Complex, Ltd.                   105,000         (4,000)        1994           Completed         50

Mt. Graham Housing, Ltd.                 147,000        (59,000)        1994           Completed       27.5

Northside Plaza Apartments,
Ltd.                                     142,000        (12,000)        1994           Completed         50


WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                --------------------------------------------------------------------------------------
                                                      For the year ended December 31, 1998
                                --------------------------------------------------------------------------------------
                                                                    Year Investment                 Estimated Useful
Partnership Name                   Rental Income       Net Loss        Acquired         Status        Life (Years)
----------------------------------------------------------------------------------------------------------------------
Pampa Manor, L.P.                        104,000        (15,000)        1994           Completed         40

Regency Court Partners                   646,000       (224,000)        1994           Completed         40

Sandpiper Square, a Limited
Partnership                               92,000        (21,000)        1994           Completed         35

Seneca Falls East Apartments
Company II, L.P.                         124,000          9,000         1998           Completed         40

Vernon Manor, L.P.                        84,000        (31,000)        1994           Completed         40

Waterford Place, a Limited
Partnership                              120,000        (25,000)        1994           Completed         40

Yantis Housing, Ltd.                      73,000        (11,000)        1994           Completed         40
                                      ----------     ----------
                                    $  3,122,000   $   (799,000)
                                      ==========     ==========

                                       37

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                              --------------------------------------------------------------------------------------
                                                                               As of December 31, 1998
                                              --------------------------------------------------------------------------------------
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

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1999

                                              --------------------------------------------------------------------------------------
                                                                                   As of December 31, 1998
                                              --------------------------------------------------------------------------------------
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
                                                  =========       =========      ==========     ==========    =========   ==========

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
December 3l, 1998

                                   ---------------------------------------------------------------------------------
                                                      For the year ended December 31, 1998
                                   ---------------------------------------------------------------------------------
                                                                     Year Investment                 Estimated Useful
Partnership Name                    Rental Income       Net Loss          Acquired       Status        Life (Years)
--------------------------------------------------------------------------------------------------------------------
Alpine Manor, L.P.                   $   104,000    $   (19,000)        1994           Completed         40

Baycity Village Apartments,
Limited Partnership                      260,000        (48,000)        1994           Completed         30

Beckwood Manor Seven Limited
Partnership                              142,000        (49,000)        1993           Completed       27.5

Briscoe Manor Limited
Partnership                              156,000        (57,000)        1994           Completed       27.5

Evergreen Four Limited
Partnership                               68,000        (39,000)        1994           Completed       27.5

Fawn Haven Limited
Partnership                               78,000        (26,000)        1994           Completed       27.5

Fort Stockton Manor, L.P.                109,000        (21,000)        1994           Completed         40

Hidden Valley Limited
Partnership                              149,000        (32,000)        1994           Completed         40

HOI Limited Partnership Of
Lenoir                                   119,000        (45,000)        1993           Completed         40

Indian Creek Limited
Partnership                              136,000        (48,000)        1994           Completed       27.5

Laurel Creek Apartments                  164,000        (22,000)        1994           Completed       27.5

Madisonville Manor Senior
Citizens Complex, Ltd.                   105,000         (4,000)        1994           Completed         50

Mt. Graham Housing, Ltd.                 147,000        (59,000)        1994           Completed       27.5

Northside Plaza Apartments,
Ltd.                                     142,000        (12,000)        1994           Completed         50


WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
December 3l, 1998

                                   ---------------------------------------------------------------------------------
                                                      For the year ended December 31, 1998
                                   ---------------------------------------------------------------------------------
                                                                     Year Investment                 Estimated Useful
Partnership Name                    Rental Income       Net Loss          Acquired       Status        Life (Years)
--------------------------------------------------------------------------------------------------------------------
Pampa Manor, L.P.                        104,000        (15,000)        1994           Completed         40

Regency Court Partners                   646,000       (224,000)        1994           Completed         40

Sandpiper Square, a Limited
Partnership                               92,000        (21,000)        1994           Completed         35

Seneca Falls East Apartments             124,000          9,000         1998           Completed         40
Company II, L.P.

Vernon Manor, L.P.                        84,000        (31,000)        1994           Completed         40

Waterford Place, a Limited
Partnership                              120,000        (25,000)        1994           Completed         40

Yantis Housing, Ltd.                      73,000        (11,000)        1994           Completed         40
                                       ---------       --------
                                    $  3,122,000    $  (799,000)
                                       =========       ========

                                       41

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

Date: August 5, 1999


By:  /s/ Michael L. Dickenson
Michael L. Dickenson,
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 5, 1999


By:  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., General Partner

Date: August 5, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., Chairman of the Board of WNC & Associates, Inc.

Date: August 5, 1999



By: /s/ John B. Lester, Jr.
John B. Lester, Jr., Director of WNC & Associates, Inc.

Date: August 5, 1999


By:  /s/ David N. Shafer
David N Shafer, Director of WNC & Associates, Inc.

Date: August 5, 1999