Form 10-Q
period 1999-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 1999-08-31
CIK 913496

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

      X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

               WNC CALIFORNIA HOSING TAX CREDITS IV, L.P. SERIES 1
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 1999





PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

       Balance Sheets, June 30, 1999 and March 31, 1999....................3

       Statements of Operations
                For the three months ended June 30, 1999 and 1998..........4

       Statement of Partners' Equity
                For the three months ended June 30, 1999...................5

       Statements of Cash Flows
                For the three months ended June 30, 1999 and 1998..........6

       Notes to Financial Statements.......................................7

   Item 2. Management's Discussion and Analysis of
            Financial  Condition and Results of Operations................13

   Item 3. Quantitative and Qualitative Disclosures about Market Risk.....15

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings..............................................15

   Item 6. Exhibits and Reports on Form 8-K...............................15

   Signatures.............................................................16

               WNC CALIFORNIA HOSING TAX CREDITS IV, L.P. SERIES 1
                       (A California Limited Partnership)

                                 BALANCE SHEETS


ASSETS                                         June 30, 1999     March 31, 1999
                                               -------------     --------------
                                                (Unaudited)

 Cash and cash equivalents                      $    348,351      $     341,350
 Investment in limited
   partnerships - Note 2                           4,091,601          4,298,485
                                                   ---------          ---------

                                                $  4,439,952      $   4,639,835
                                                   =========          =========

LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Payable to limited partnerships - Note 4       $    25,301      $      25,301
  Accrued fees and expenses due to
    general partner and affiliates - Note 3           96,361             80,940
                                                   ---------          ---------

     Total liabilities                               121,662            106,241
                                                   ---------          ---------

Partners' equity (deficit):
  General partner                                    (56,718)           (54,565)
  Limited partners (10,000 units authorized,
    issued and outstanding)                        4,375,008          4,588,159
                                                   ---------          ---------

     Total partners' equity                        4,318,290          4,533,594
                                                   ---------          ---------

                                                $  4,439,952      $   4.639,835
                                                   =========          =========


                 See accompanying notes to financial statements

               WNC CALIFORNIA HOSING TAX CREDITS IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 1999 and 1998
                                   (Unaudited)


                                                      1999               1998
                                                      ----               ----


Interest income                              $       3,701     $        8,071
                                                ----------         ----------

Operating expenses:
Amortization                                         7,124              7,827
Asset management fees - Note 3                      10,500             10,000
Other                                                5,721              9,634
                                                ----------         ----------

Total operating expenses                            23,345             27,461
                                                ----------         ----------

Loss from operations                               (19,644)           (19,390)

Equity in losses of limited partnerships          (195,660)          (205,300)
                                                ----------         ----------

Net loss                                     $    (215,304)    $     (224,690)
                                                ==========         ==========

Net loss allocated to:
  General partner                            $      (2,153)    $       (2,247)
                                                ==========         ==========

  Limited partners                           $    (213,151)    $     (222,443)
                                                ==========         ==========

Net loss per limited partner unit
(10,000 units issued and outstanding)        $         (21)    $          (22)
                                                ==========         ==========


                 See accompanying notes to financial statements

               WNC CALIFORNIA HOSING TAX CREDITS IV, L.P. SERIES 1
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

                    For the Three Months Ended June 30, 1999
                                   (Unaudited)



                                        General          Limited
                                        Partner          Partners         Total
                                        -------          --------         -----

Equity (deficit), March 31, 1999     $  (54,565)   $    4,588,159  $  4,533,594

Net loss for the three months ended
 March 31, 1999                          (2,153)         (213,151)     (215,304)
                                       --------         ---------     ---------

Equity (deficit), June 30, 1999      $  (56,718)   $    4,375,008  $  4,318,290
                                       ========         =========     =========







                 See accompanying notes to financial statements

               WNC CALIFORNIA HOSING TAX CREDITS IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                            1999           1998
                                                            ----           ----
Cash flows from operating activities:

  Net loss                                            $ (215,304)   $  (224,689)
    Adjustments to reconcile net loss to
      net cash provided by operating activities:
        Equity in losses from limited partnerships       195,660        205,300
        Amortization                                       7,124          7,827
        Asset management fee                              10,500         10,000
        Change in other assets                                 -          2,145
        Accrued fees and expense due to
           general partner and affiliates                  4,921          5,776
                                                        --------       --------
         Net cash provided by operating activities         2,901          6,359
                                                        --------       --------

Cash flows from investing activities:
  Investments in limited partnerships                          -        (82,000)
  Distribution from limited partnerships                   4,100              -
  Acquisition fees and costs                                   -         (3,699)
                                                        --------       --------
Net cash provided by (used in) investing activities        4,100        (85,699)
                                                        --------       --------

Net increase (decrease) in cash and cash equivalents       7,001        (79,340)

Cash and cash equivalents, beginning of period           341,350        778,591
                                                        --------       --------

Cash and cash equivalents, end of period              $  348,351   $    699,251
                                                        ========       ========


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General
The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the audited financial statements and related notes thereto contained in the Partnership's Annual Report for the year ended March 31, 1999. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the General Partner, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and the results of operations and changes in cash flows for the three months.

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

                                  June 30, 1999
                                   (Unaudited)

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

Method of Accounting for Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                   NOTES TO FINANCIALS STATEMENTS - CONTINUED

                                  June 30, 1999
                                   (Unaudited)

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

Cash and Cash Equivalents

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 1999

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

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

As of the periods presented, the Partnership had acquired limited partnership interests in twenty-one Local Limited Partnerships, each of which owns one housing complex, consisting of an aggregate of 812 apartment units. As of December 31, 1998, construction on all multifamily complexes was complete. The respective general partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999
                                   (Unaudited)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS, continued

Following is a summary of the of the investments in Limited Partnerships for the three month periods ended:
                                              June 30, 1999      March 31, 1999
                                              -------------      --------------
Investment balance,
  beginning of period                          $  4,298,485       $   4,495,621
Equity in losses of limited partnership            (195,660)           (186,012)
Distributions                                        (4,100)             (4,000)
Amortization of capitalized
Amortization of capitalized acquisition costs        (7,124)             (7,124)
                                                  ---------           ---------
Investment balance,
  end of period                                $  4,091,601       $   4,298,485
                                                  =========           =========

Selected financial information from the combined financial statements of the limited partnership in which the partnership has invested for the three months ended June 30 is as follows
                                                       1999                1998
                                                       ----                ----

   Total revenue                               $    822,600       $     795,500
                                                  ---------           ---------

   Interest expense                                 245,000             254,800
   Depreciation and amortization                    270,100             317,000
   Operating expenses                               525,100             428,700
                                                  ---------           ---------

   Total expenses                                 1,040,200           1,000,500
                                                  ---------           ---------

   Net loss                                    $   (217,600)      $    (205,000)
                                                  =========           =========

   Net loss allocable to the Partnership       $   (214,497)      $    (205,300)
                                                  =========           =========

   Net loss recorded by the Partnership        $   (195,660)      $    (205,300)
                                                  =========           =========

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                   NOTES TO FINANCIALS STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 1999
                                   (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a)  Annual Asset  Management Fee. An annual asset management fee the greater of
     (i) $2,000 per multi-family housing complex, or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on the change in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the indebtedness related to the Housing Complexes. Fees of $10,500 and $10,000 were incurred during the three months ended June 30, 1999 and the year ended March 31, 1999, respectively. The Partnership paid the General Partner or its affiliates $0 and $33,690 of those fees during the three months ended June 30, 1999 and the year ended March 30, 1999, respectively.

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

(c) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $14,000 for the General Partner for the year ended December 31, 1998. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the three months ended June 30, 1999 or the year ended March 31, 1999.

The accrued fees and advances due to General Partner and affiliates presented on the balance sheets consists of the following:

                                          June 30, 1999          March 31, 1999
                                          -------------          --------------
Asset management fee payable               $     88,477          $       77,977
Reimbursement for expenses paid by and
  affiliate of the General Partner.               7,884                   2,963
                                               --------                --------

                                           $     96,361          $       80,940
                                               ========                ========
NOTE 4 - PAYABLE TO LIMITED PARTNERSHIPS

Payable to limited partnerships represents amounts which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments, are generally due upon the limited partnerships achieving certain operating benchmarks and are generally expected to be paid within two years of the Partnership's initial investment.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                   NOTES TO FINANCIALS STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 1999
                                   (Unaudited)




NOTE 5 - INCOME TAXES

The Partnership will not make a provision for income taxes since all items of taxable income and loss will be allocated to the partners for inclusion in their respective income tax returns.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

The Partnership's assets at June 30, 1999 consisted primarily of $348,000 in cash and aggregate investments in the twenty-one Local Limited Partnerships of $4,092,000. Liabilities at June 30, 1999 were $122,000 of which $88,000 was accrued annual management fees, $8,000 was for expenses paid by an affiliate of the General Partner due to the General Partner or affiliate and $25,000 was payable to limited partnerships.

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998. The Partnership's net loss for the three months ended June 30, 1999 was $(215,000), reflecting a decrease of $10,000 from the net loss experienced for the three months ended June 30, 1998. The decline in net loss is primarily due to equity in losses from limited partnerships which decline by $9,000 to $(196,000) for the three months ended June30, 1999 from $(205,000) for the three months ended June 30, 1999. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at June 30, 1999. Since the partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

Cash Flows

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998. Net cash provided during the three months ended June 30, 1999 was $7,000 compared to a net decrease in cash for the three months ended June 31, 1998 of $(79,000). The change was due to a decrease in net cash used in by operating activities of $3,000, offset by an $82,000 decline in investments made to limited partnerships.

The Partnership expects its future cash flows, together with its net available assets at June 30, 1999, to be sufficient to meet all currently foreseeable future cash requirements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

NOT APPLICABLE

Part II. Other Information

Item 1.  Legal Proceedings

         None.


Item 6.  Exhibits and Reports on Form 8-K

1. A report on Form 8-K dated May 13, 1999 was filed on May 14, 1999 re-porting the change in fiscal year end to March 31.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND IV, L.P., Series 1

By:  WNC Tax Credit Partners IV, L.P.       General Partner


By:  WNC & ASSOCIATES, INC.         General Partner



By:

John B. Lester, Jr., President WNC & ASSOCIATES, INC.

Date: August 30, 1999



By:

Michael L. Dickenson, Vice President - Chief Financial Officer
 WNC & ASSOCIATES, INC.

Date: August 30, 1999