Form 10-Q
period 1999-09-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 1999-11-19
CIK 913496

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                 (714) 662-5565


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X_ No _____

                    WNC HOUSING TAX CREDITS IV, L.P. SERIES 1
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 1999





PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

      Balance Sheets
       September 30, 1999 and March 31, 1999.................................3

      Statements of Operations
       For the three and six months ended September 30, 1999 and 1998........4

      Statement of Partners' Equity
       For the six months ended September 30, 1999...........................5

      Statements of Cash Flows
       For the six months ended September 30, 1999 and 1998..................6

      Notes to Financial Statements..........................................7

   Item 2. Management's Discussion and Analysis of
            Financial  Condition and Results of Operations...................13

   Item 3. Quantitative and Qualitative Disclosures about Market Risk........15

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings.................................................15

   Item 6. Exhibits and Reports on Form 8-K..................................15

   Signatures................................................................16

                    WNC HOUSING TAX CREDITS IV, L.P. SERIES 1
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                        (Unaudited)
                                                                    September 30, 1999              March 31, 1999
                                                                    ------------------              --------------

                                     ASSETS

 Cash and cash equivalents                                      $              338,136       $             341,350
 Investment in partnerships - Note 2                                         3,891,005                   4,298,485
                                                                      ----------------              --------------

                                                                $            4,229,141       $           4,639,835
                                                                      ================              ==============

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Payable to limited partnerships - Note 4                       $               25,301       $              25,301
 Accrued fees and expenses due to
   general partner and affiliates - Note 3                                      99,221                      80,940
                                                                      ----------------              --------------

                                                                               124,522                     106,241
                                                                      ----------------              --------------

Partners' equity (deficit):
  General partner                                                              (58,855)                    (54,565)
  Limited partners (10,000 units authorized,
   issued and outstanding)                                                   4,163,474                   4,588,159
                                                                      ----------------              --------------

     Total partners' equity                                                  4,104,619                   4,533,594
                                                                      ----------------              --------------

                                                                $            4,229,141       $           4.639,835
                                                                      ================              ==============

                 See accompanying notes to financial statements
                                        3

                    WNC HOUSING TAX CREDITS IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 1999 and 1998
                                   (Unaudited)


                                                     1999                                  1998
                                       ----------------------------------    -------------------------------

                                            Three               Six               Three             Six
                                            Months              Months            Months            Months
                                           -------              ------            ------            ------

Interest income                      $       3,946      $        7,647     $       8,098     $      16,170
                                       -----------        ------------       -----------       -----------

Operating expenses:
 Amortization                                7,124              14,248             7,840            15,667
 Asset management fees - Note 3             10,500              21,000            10,000            20,000
 Legal and accounting                       (8,361)             10,506            23,339            29,189
 Other                                      17,347               4,201             1,734             5,518
                                       -----------        ------------       -----------       -----------

Total operating expenses                    26,610              49,955            42,913            70,374
                                       -----------        ------------       -----------       -----------

Loss from operations                       (22,664)            (42,308)          (34,815)          (54,204)

Equity in loss from
 limited partnerships                     (191,007)           (386,667)         (184,400)         (389,700)
                                       -----------        ------------       -----------       -----------

Net loss                             $    (213,671)     $     (428,975)    $    (219,215)    $    (443,904)
                                       ===========        ============       ===========       ===========

Net loss allocated to:
 General partner                     $      (2,137)     $       (4,290)    $      (2,192)    $      (4,439)
                                       ===========        ============       ===========       ===========

 Limited partners                    $    (211,534)     $     (424,685)    $    (217,023)    $    (439,465)
                                       ===========        ============       ===========       ===========

Net loss per limited
 partner unit (10,000 units
 issued and outstanding)             $         (21)     $          (42)    $         (22)    $         (44)
                                       ===========         ===========       ===========       ===========



                 See accompanying notes to financial statements
                                        4

                    WNC HOUSING TAX CREDITS IV, L.P. SERIES 1
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

                   For the Six Months Ended September 30, 1999
                                   (Unaudited)





                                                              General                  Limited
                                                              Partner                  Partners                 Total
                                                              -------                  --------                 -----

Partners' equity (deficit), March 31, 1999          $         (54,565)      $         4,588,159     $       4,533,594

Net loss for the six months ended
 September 30, 1999                                            (4,290)                 (424,685)             (428,975)
                                                      ---------------         -----------------       ---------------

Partners' equity (deficit), September 30, 1999      $         (58,855)      $         4,163,474     $       4,104,619
                                                      ===============         =================       ===============







                 See accompanying notes to financial statements
                                        5

                    WNC HOUSING TAX CREDITS IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 1999 and 1998
                                   (Unaudited)


                                                           1999           1998
                                                           ----           ----
Cash flows from operating activities:
 Net loss                                         $    (428,975)  $   (443,904)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Equity in losses from limited partnerships          386,667        389,700
    Amortization                                         14,248         15,667
    Asset management fee                                 21,000         20,000
    Change in other assets                                    -         (4,001)
    Accrued fees and expense due to
     general partner and affiliates                      (2,719)         3,268
                                                     ----------     ----------

     Net cash used in operating activities               (9,779)       (19,270)
                                                     ----------      ---------

Cash flows from investing activities:
 Investments in limited partnerships                          -       (151,021)
 Distribution from limited partnerships                   6,565              -
 Acquisition fees and costs                                   -         (4,839)
                                                     ----------    -----------

Net cash provided by (used in) investing activities       6,565       (155,860)
                                                     ----------    -----------

Net decrease in cash and cash equivalents                (3,214)      (175,130)

Cash and cash equivalents, beginning of period          341,350        778,591
                                                     ----------    -----------

Cash and cash equivalents, end of period          $     338,136   $    603,461
                                                     ==========    ===========




                 See accompanying notes to financial statements
                                        6

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1999
                                   (Unaudited)

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

In the opinion of the General Partner, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and the results of operations and changes in cash flows for the six months.

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

                               September 30, 1999
                                   (Unaudited)

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

                               September 30, 1999
                                   (Unaudited)

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                   NOTES TO FINANCIALS STATEMENTS - CONTINUED

                               September 30, 1999
                                   (Unaudited)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investment in Local Limited Partnerships for the six months ended September 30, 1999 and the three months ended March 31, 1999:

                                                     September 30, 1999                 March 31, 1999
                                                     ------------------                 --------------

Investment balance, beginning of period         $             4,298,485            $         4,495,621
Equity in losses from limited partnerships                     (386,667)                      (186,012)
Distributions from limited partnerships                          (6,565)                        (4,000)
Amortization of capitalized acquisition costs                   (14,248)                        (7,124)
                                                   --------------------                 --------------

Investment balance, end of period               $             3,891,005            $         4,298,485
                                                   ====================                 ==============


Selected financial information from the combined financial statements of the limited partnership in which the partnership has invested for the six months ended September 30 is as follows

                                                                   1999                           1998
                                                                   ----                           ----

Total Revenue                                   $             1,645,200            $         1,591,000

Interest expense                                                490,000                        509,600
Depreciation and amortization                                   540,200                        542,600
Operating expenses                                            1,050,200                        927,800
                                                   --------------------                 --------------

Total expenses                                  $             2,080,400            $         1,980,000
                                                   --------------------                 --------------

Net loss                                        $              (435,200)           $          (389,000)
                                                   ====================                 ==============

Net loss allocable to the Partnership           $              (429,000)           $          (385,110)
                                                   ====================                 ==============

Net loss recorded by the Partnership            $              (386,667)           $          (205,300)
                                                   ====================                 ==============


                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                   NOTES TO FINANCIALS STATEMENTS - CONTINUED

                               September 30, 1999
                                   (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a)  Annual Asset  Management Fee. An annual asset management fee the greater of
     (i) $2,000 per multi-family housing complex, or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on the change in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the indebtedness related to the Housing Complexes. Fees of $21,000 and $20,000 were incurred during the six months ended September 30, 1999 and 1998. No management fees have been paid during the six months ended September 30, 1999 and 1998.

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

(c) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $14,000 for the General Partner for the year ended December 31, 1998. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the six months ended September 30, 1999 or 1998.

The accrued fees and advances due to General Partner and affiliates presented on the balance sheets consists of the following:

                                      September 30, 1999         March 31, 1999
                                      ------------------         --------------

  Reimbursement due on expenses
   paid by affiliate                $                244   $              2,963
  Asset management fees                           98,977                 77,977
                                       -----------------         --------------

                                    $             99,221   $             80,940
                                       =================         ==============

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                   NOTES TO FINANCIALS STATEMENTS - CONTINUED

                               September 30, 1999
                                   (Unaudited)

NOTE 5 - INCOME TAXES

No provision for income taxes has been made as the liability for income taxes is an obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

The Partnership's assets at September 30, 1999 consisted primarily of $338,000 in cash and aggregate investments in the twenty-one Local Limited Partnerships of $3,891,000. Liabilities at September 30, 1999 were $125,000 of which $99,000 was accrued annual management fees, $244 was for expenses paid by an affiliate of the General Partner due to the General Partner or affiliate and $25,000 was payable to limited partnerships.

Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998. The Partnership's net loss for the three months ended September 30, 1999 was $(214,000), reflecting a decrease of $5,000 from the net loss experienced for the three months ended September 30, 1998. The decline in net loss is primarily due to a decrease of $12,000 in loss from operations experienced for the three months ended September 30, 1998, offset by equity in losses from limited partnerships which increase by $7,000 to $(191,000) for the three months ended September 30, 1999 from $(184,000) for the three months ended September 30, 1999.

Six Months Ended September 30, 1999 Compared to Six Months Ended September 30, 1998. The Partnership's net loss for the six months ended September 30, 1999 was $(429,000), reflecting a decrease of $15,000 from the net loss experienced for the six months ended September 30, 1998. The decline in net loss is primarily due to a decrease of $12,000 in loss from operations experienced for the six months ended September 30, 1998, in addition to equity in losses from limited partnerships which decline by $3,000 to $(387,000) for the six months ended September30, 1999 from $(390,000) for the six months ended September 30, 1999. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 1999. Since the partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

Cash Flows

Six Months Ended September 30, 1999 Compared to Six Months Ended September 30, 1998. Net cash used in during the six months ended September 30, 1999 was $(3,000) compared to a net decrease in cash for the six months ended September 31, 1998 of $(175,000). The change was due to a decrease in net cash used in by operating activities of $9,000, offset by an $151,000 decline in investments made to limited partnerships, a decline of $5,000 in acquisition costs and fees and an increase of $6,000 in distribution from limited partnerships.

During the six months ended September 30, 1999 and the six moths ended September 31, 1998, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $21,000 and $20,000 respectively. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 1999, to be sufficient to meet all currently foreseeable future cash requirements.

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

Non-IT Systems. The Partnership also relies on the non-IT systems of WNC. Non-IT systems include machinery and equipment such as telephones, voice mail and electronic postage equipment. Except for one telephone system, the non-IT systems of WNC are year 2000 compliant. The one telephone system will require the replacement of one computer and one software application, both of which will be completed on or before December 15, 1999.

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

          NONE

Part II.  Other Information

Item 1.   Legal Proceedings

          NONE.


Item 6.   Exhibits and Reports on Form 8-K

1.        NONE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND IV, L.P., Series 1

By:  WNC Tax Credit Partners IV, L.P.       General Partner


By:  WNC & ASSOCIATES, INC.         General Partner




By: /s/ John B. Lester, Jr.

John B. Lester, Jr., President
WNC & Associates, Inc.

Date: November 17, 1999



By:  /s/ Michael L. Dickenson

Michael L. Dickenson, Vice-President - Chief Financial Officer
WNC & Associates, Inc.

Date: November 17, 1999