Form 10-Q
period 1999-12-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2000-02-14
CIK 913496

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

                     For the Quarter Ended December 31, 1999



PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Balance Sheets
      December 31, 1999 and March 31, 1999...............................3

    Statements of Operations
      For the three and nine months ended December 31, 1999 and 1998.....4

    Statement of Partners' Equity (Deficit)
      For the nine months ended December 31, 1999........................5

    Statements of Cash Flows
      For the nine months ended December 31, 1999 and 1998...............6

    Notes to Financial Statements........................................7

  Item 2. Management's Discussion and Analysis of
          Financial  Condition and Results of Operations.................12

  Item 3. Quantitative and Qualitative Disclosures about Market Risk.....14

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings..............................................14

  Item 6. Exhibits and Reports on Form 8-K...............................14

  Signatures.............................................................15

                    WNC HOUSING TAX CREDITS IV, L.P. SERIES 1
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                               December 31, 1999      March 31, 1999
                                               -----------------      --------------
                                                       (unaudited)
                                     ASSETS

 Cash and cash equivalents                     $         325,676   $         341,350
 Investment in partnerships - Note 2                   3,693,795           4,298,485
                                                    ------------         -----------

                                               $       4,019,471   $       4,639,835
                                                    ============         ===========

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Payable to limited partnerships - Note 4      $           8,195   $          25,301
 Accrued fees and expenses due to
  general partner and affiliates - Note 3                115,687              80,940
                                                    ------------         -----------

                                                         123,882             106,241
                                                    ------------         -----------

Partners' equity (deficit):
 General partner                                         (60,945)            (54,565)
 Limited partners (10,000 units authorized,
  issued and outstanding)                              3,956,534           4,588,159
                                                    ------------         -----------

   Total partners' equity                              3,895,589           4,533,594
                                                    ------------         -----------

                                               $       4,019,471   $       4.639,835
                                                    ============         ===========


                 See accompanying notes to financial statements
                                       3

                    WNC HOUSING TAX CREDITS IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 1999 and 1998
                                   (Unaudited)

                                                     1999                                  1998
                                       ----------------------------------    ---------------------------------

                                            Three               Nine              Three             Nine
                                            Months              Months            Months            Months
                                            ------              ------            ------            ------

Interest income                     $        3,952     $        11,599     $       5,351     $      21,521
                                       -----------        ------------       -----------       -----------

Operating expenses:
Amortization                                 7,124              21,372             7,875            23,542
Asset management fees - Note 3              11,000              32,000            10,000            30,000
Legal and accounting                         4,221              14,727            40,483            69,672
Other                                        1,351               5,552             2,016             7,534
                                       -----------        ------------       -----------       -----------

Total operating expenses                    23,696              73,651            60,374           130,748
                                       -----------        ------------       -----------       -----------

Loss from operations                       (19,744)            (62,052)          (55,023)         (109,227)

Equity in loss from
 limited partnerships                     (189,286)           (575,953)         (152,878)         (542,578)
                                       -----------        ------------       -----------       -----------

Net loss                            $     (209,030)    $      (638,005)    $    (207,901)    $    (651,805)
                                       ===========        ============       ===========       ===========

Net loss allocated to:
 General partner                    $       (2,090)    $        (6,380)    $      (2,079)    $      (6,518)
                                       ===========        ============       ===========       ===========

 Limited partners                   $     (206,940)    $      (631,625)    $    (205,822)    $    (645,287)
                                       ===========        ============       ===========       ===========

Net loss per limited
 partner unit (10,000 units
 issued and outstanding)            $          (21)    $           (63)    $         (21)    $         (65)
                                       ===========        ============       ===========       ===========



                 See accompanying notes to financial statements
                                        4

                    WNC HOUSING TAX CREDITS IV, L.P. SERIES 1
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 1999
                                   (Unaudited)

                                                           General                  Limited
                                                           Partner                  Partners                 Total
                                                           -------                  --------                 -----

Partners' equity (deficit), March 31, 1999       $         (54,565)      $         4,588,159     $       4,533,594

Net loss for the nine months ended
 December 31, 1999                                          (6,380)                 (631,625)             (638,005)
                                                   ---------------         -----------------       ---------------

Partners' equity (deficit), December 31, 1999    $         (60,945)      $         3,956,534     $       3,895,589
                                                   ===============         =================       ===============


                 See accompanying notes to financial statements
                                        5

                    WNC HOUSING TAX CREDITS IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 1999 and 1998
                                   (Unaudited)


                                                        1999           1998
                                                        ----           ----
Cash flows from operating activities:
 Net loss                                        $  (638,005)   $  (651,805)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Equity in losses from limited partnerships         575,953        542,578
  Amortization                                        21,372         23,542
  Asset management fee                                32,000         30,000
  Change in other assets                                   -          2,145
  Accrued fees and expense due to
   general partner and affiliates                      2,747          4,533
                                                   ---------      ---------

Net cash used in operating activities                 (5,933)       (49,007)
                                                   ---------      ---------

Cash flows from investing activities:
 Investments in limited partnerships                 (17,106)      (335,059)
 Distribution from limited partnerships                7,365            800
 Acquisition fees and costs                                -         (5,789)
                                                   ---------      ---------

Net cash used in investing activities                 (9,741)      (340,048)
                                                   ---------      ---------

Net decrease in cash and cash equivalents            (15,674)      (389,055)

Cash and cash equivalents, beginning of period       341,350        778,591
                                                   ---------      ---------

Cash and cash equivalents, end of period         $   325,676    $   389,536
                                                   =========      =========


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999
                                   (Unaudited)

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

In the opinion of the General Partner, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1999 and the results of operations and changes in cash flows for the nine months.

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

                                December 31, 1999
                                   (Unaudited)

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

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $1,356,705 at the end of all periods presented.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                   NOTES TO FINANCIALS STATEMENTS - CONTINUED

                                December 31, 1999
                                   (Unaudited)

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

                                December 31, 1999
                                   (Unaudited)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investment in Local Limited Partnerships for the nine months ended December 31, 1999 and the three months ended March 31, 1999:

                                                  December 31, 1999  March 31, 1999
                                                  -----------------  --------------
Investment balance, beginning of period             $     4,298,485  $    4,495,621
Equity in losses from limited partnerships                 (575,953)       (186,012)
Distributions from limited partnerships                      (7,365)         (4,000)
Amortization of capitalized acquisition costs               (21,372)         (7,124)
                                                       ------------     -----------

Investment balance, end of period                   $     3,693,795  $    4,298,485
                                                       ============     ===========

Selected  financial  information from the combined  financial  statements of the limited  partnership in which the  partnership  has invested for the nine months ended December 31 is as follows:
                                                               1999            1998
                                                               ----            ----

Total Revenue                                       $     2,467,800  $    2,426,500

Interest expense                                            735,000         625,300
Depreciation and amortization                               810,300         821,000
Operating expenses                                        1,575,300       1,593,200
                                                       ------------     -----------

Total expenses                                      $     3,120,600  $    3,039,500
                                                       ------------     -----------

Net loss                                            $      (652,800) $     (613,000)
                                                       ============     ===========

Net loss allocable to the Partnership               $      (643,500) $     (601,500)
                                                       ============     ===========

Net loss recorded by the Partnership                $      (575,953) $     (542,578)
                                                       ============     ===========

                                       10

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                   NOTES TO FINANCIALS STATEMENTS - CONTINUED

                                December 31, 1999
                                   (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a)  Annual Asset  Management Fee. An annual asset management fee the greater of
     (i) $2,000 per multi-family housing complex, or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on the change in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the indebtedness related to the Housing Complexes. Fees of $32,000 and $30,000 were incurred during the nine months ended December 31, 1999 and 1998. No management fees have been paid during the nine months ended December 31, 1999 and 1998.

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

(c) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $14,000 for the General Partner for the year ended December 31, 1998. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the nine months ended December 31, 1999 or 1998.

The accrued fees and expenses due to General Partner and affiliates presented on the balance sheets consists of the following:

                                    December 31, 1999     March 31, 1999
                                    -----------------     --------------

  Reimbursement due on expenses
   paid by affiliate                 $          5,710   $          2,963
  Asset management fees                       109,977             77,977
                                       --------------      -------------

                                     $        115,687   $         80,940
                                       ==============      =============

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

The Partnership's assets at December 31, 1999 consisted primarily of $326,000 in cash and aggregate investments in the twenty-one Local Limited Partnerships of $3,694,000. Liabilities at December 31, 1999 were $124,000 of which $110,000 was accrued annual management fees, $6,000 was for expenses paid by an affiliate of the General Partner due to the General Partner or affiliate and $8,000 was payable to limited partnerships.

Results of Operations

Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998. The Partnership's net loss for the three months ended December 31, 1999 was $(209,000), reflecting an increase of $1,000 from the net loss experienced for the three months ended September 30, 1998. There was a decrease in operating expenses of $36,000 for the three months ended September 30, 1998, offset by equity in losses from limited partnerships which increase by $36,000 for the three months ended September 30, 1999, and a decrease in interest income of $ 1,000.

Nine Months Ended December 31, 1999 Compared to Nine Months Ended December 31, 1998. The Partnership's net loss for the nine months ended December 31, 1999 was $(638,000), reflecting a decrease of $14,000 from the net loss experienced for the nine months ended December 31, 1998. The decline in net loss is primarily due to a decrease of $57,000 in operating expenses, offset by an increase in equity in loss from limited partnerships of $33,000, and a decrease in interest income of $10,000.

Cash Flows

Nine Months Ended December 31, 1999 Compared to Nine Months Ended December 31, 1998. Net cash used in during the nine months ended December 31, 1999 was $(16,000) reflecting a decrease in cash used of $373,000 compared to a net decrease in cash for the nine months ended December 31, 1998 of $(389,000). The change was primarily due to a decrease in payments to investment in limited partnerships of $318,000, along with a decrease in operating expenses paid of $57,000, a decrease in payment of acquisition costs and fees paid of $6,000, and an increase in distributions of $6,000. These decreases in cash used were offset primarily by a decrease in interest income received of $10,000.

During the nine months ended December 31, 1999 and the nine months ended December 31, 1998, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $35,000. The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 1999, to be sufficient to meet all currently foreseeable future cash requirements.

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

         NONE.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., Series 1

By:  WNC Tax Credit Partners IV, L.P.   General Partner


By:  WNC & ASSOCIATES, INC.             General Partner




By: /s/ Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr., President
WNC & Associates, Inc.

Date: February 14, 2000



By:  /s/ Michael L. Dickenson

Michael L. Dickenson, Vice-President - Chief Financial Officer
WNC & Associates, Inc.

Date: February 14, 2000