Form 10-K
period 2000-03-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2000-06-29
CIK 913496

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the fiscal year ended March 31, 2000

                                       OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


             For the transition period from __________ to __________

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

The general partner of the Partnership is WNC Tax Credit Partners IV, L.P. ("TCP IV"). The general partner of TCP IV is WNC & Associates, Inc. ("Associates"). Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of Associates. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of Associates. Wilfred N. Cooper, Jr., President of Associates, owns 2.1% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates as neither TCP IV nor the Partnership have employees of their own.

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

As of March 31, 2000, the Partnership had invested in twenty-one Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the twenty-one Housing Complexes as the dates and for the periods indicated:


                                                        ------------------------------ ---------------------------------------------
                                                              As of March 31, 2000                As of December 31, 1999
                                                        ------------------------------ ---------------------------------------------
                                                         Partnership's                                                  Encumbrances
                                                         Total Investment  Amount of                     Estimated Low  of Local
Partnership                             General Partner  in Local Limited  Investment    Number   Occu-  Income Housing Limited
Name                       Location     Name             Partnerships      Paid to Date  of Units pancy  Credits        Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Alpine Manor, L.P.         Alpine,      1600 Capital
                           Texas        Company, Inc.        $   195,000  $   195,000       36      97%   $  394,000    $   916,000

Baycity Village            Baytown,     Emerald
Apartments, Limited        Texas        Development
Partnership                             Co.                      301,000      301,000       62      94%      629,000      1,478,000

Beckwood Manor Seven       Marianna,    Phillips Development
Limited Partnership        Arkansas     Corporation              307,000      307,000       42     100%      636,000      1,391,000

Briscoe Manor Limited      Galena,      The Humphrey
Partnership                Maryland     Companies                308,000      308,000       31     100%      648,000      1,490,000

Evergreen Four Limited     Maynard,     Phillips Development
Partnership                Arkansas     Corporation              195,000      195,000       24      88%      402,000        871,000

Fawn Haven Limited         Manchester,  Georg E. Maharg and
Partnership                Ohio         Maharg Realty, Inc.      167,000      167,000       28     100%      376,000        859,000

Fort Stockton Manor, L.P.  Ft.          1600 Capital Company,
                           Stockton,    Inc.                     224,000      224,000       36      89%      453,000      1,055,000
                           Texas

Hidden Valley Limited      Gallup, New  Western States Housing
Partnership                Mexico       Corp.                    412,000      412,000       40      98%      801,000      1,487,000

HOI Limited Partnership    Lenoir,      Housing Opportunities,
Of Lenoir                  North        Inc.                     198,000      198,000       34      94%      400,000        562,000
                           Carolina

Indian Creek Limited       Bucyrus,     Georg E. Maharg          306,000      306,000       48      98%      637,000      1,475,000
Partnership                Ohio

Laurel Creek Apartments    San Luis     San Luis Obispo
                           Obispo,      Non-Profit
                           California   Housing Corp.          1,030,000    1,030,000       24      96%    2,103,000        660,000

Madisonville Manor Senior  Madison-     Jean Johnson             174,000      174,000       32      97%      375,000        903,000
Citizens Complex, Ltd.     ville,Texas



                                                        ------------------------------ ---------------------------------------------
                                                              As of March 31, 2000                As of December 31, 1999
                                                        ------------------------------ ---------------------------------------------
                                                         Partnership's                                                  Encumbrances
                                                         Total Investment  Amount of                     Estimated Low  of Local
Partnership                             General Partner  in Local Limited  Investment    Number   Occu-  Income Housing Limited
Name                       Location     Name             Partnerships      Paid to Date  of Units pancy  Credits        Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Mt. Graham Housing, Ltd.   Safford,     Rural Housing, Inc.      410,000      410,000       40     100%      788,000      1,411,000
                           Arizona

Northside Plaza            Angleton,    Jean Johnson             282,000      282,000       48      94%      607,000      1,364,000
Apartments, Ltd.           Texas

Pampa Manor, L.P.          Pampa,       1600 Capital Company,
                           Texas        Inc.                     180,000      180,000       32      94%      363,000        846,000

Regency Court Partners     Monrovia,    Community Housing
                           California   Assistance Program,
                                        Inc., a California
                                        Nonprofit Corporation  1,692,000    1,690,000      115      97%    3,293,000      4,324,000

Sandpiper Square, a        Aulander,    I. Norwood Stone         219,000      219,000       24      96%      433,000        949,000
Limited Partnership        North
                           Carolina

Seneca Falls East          Seneca       David R. Bacon and
Apartments Company II,     Falls, New   Frank Salvatore          270,000      270,000       32     100%      360,000        893,000
L.P.                       York

Vernon Manor, L.P.         Vernon,      1600 Capital Company,
                           Texas        Inc.                     161,000      161,000       28      93%      325,000        764,000

Waterford Place, a         Calhoun      InterMark Management     272,000      272,000       32      94%      549,000      1,184,000
Limited Partnership        Falls,
                           South
                           Carolina

Yantis Housing, Ltd.       Yantis,      Charles Cannon Jr.       145,000      145,000       24      96%      287,000        630,000
                           Texas                               ---------    ---------      ---     ----   ----------     ----------
                                                             $ 7,448,000  $ 7,446,000      812      96% $ 14,463,000  $  25,512,000
                                                               =========    =========      ===     ====   ==========     ==========

                                       6



                                         --------------------------------------------------------------------------
                                                              For the year ended December 31, 1999
                                         --------------------------------------------------------------------------
                                                                                            Low Income Housing
                                                                                            Credits Allocated to
Partnership Name                                  Rental Income       Net Income (loss)     Partnership
-------------------------------------------------------------------------------------------------------------------
Alpine Manor, L.P.                             $       148,000       $      (26,000)                99%

Baycity Village Apartments, Limited
Partnership                                            234,000              (60,000)                99%

Beckwood Manor Seven Limited Partnership               147,000              (47,000)                95%

Briscoe Manor Limited Partnership                      161,000              (21,000)                99%

Evergreen Four Limited Partnership                      78,000              (35,000)                95%

Fawn Haven Limited Partnership                          87,000              (24,000)                99%

Fort Stockton Manor, L.P.                              112,000              (22,000)                99%

Hidden Valley Limited Partnership                      157,000              (24,000)                99%

HOI Limited Partnership Of Lenoir                      121,000              (51,000)                99%

Indian Creek Limited Partnership                       145,000              (41,000)                99%

Laurel Creek Apartments                                166,000              (26,000)                99%

Madisonville Manor Senior Citizens
Complex, Ltd.                                          105,000               (9,000)                99%

Mt. Graham Housing, Ltd.                               149,000              (64,000)                99%

Northside Plaza Apartments, Ltd.                       145,000              (20,000)                99%

Pampa Manor, L.P.                                       99,000              (31,000)                99%

Regency Court Partners                                 661,000             (220,000)                99%

Sandpiper Square, a Limited Partnership                 98,000              (14,000)                99%

Seneca Falls East Apartments Company
II, L.P.                                               141,000              (18,000)             99.98%

Vernon Manor, L.P.                                      86,000              (12,000)                99%

Waterford Place, a Limited Partnership                 122,000              (36,000)                99%

Yantis Housing, Ltd.                                    74,000              (16,000)                99%
                                                   -----------           -----------
                                               $     3,236,000       $     (817,000)
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

(b)  At March 31, 2000, there were 731 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2000.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                     March 31                              December 31
                              ------------------------   -------------------------------------------------
                                 2000         1999         1998         1997         1996         1995
                              -----------  -----------  -----------  -----------  -----------  -----------


ASSETS
Cash and cash equivalents   $    310,214 $    341,350 $    389,536 $    778,448 $    997,025 $  1,410,867
Investments in limited
 partnerships, net             3,538,899    4,298,485    4,495,621    4,976,247    5,771,116    6,928,034
Due from affiliate                     -            -            -            -        9,020            -
Other assets                      18,407            -            -        3,000        6,986       16,239
                              -----------  -----------  -----------  -----------  -----------  -----------

                            $  3,867,520 $  4,639,835 $  4,885,157 $  5,757,695 $  6,784,147 $  8,355,140
                              ===========  ===========  ===========  ===========  ===========  ===========
LIABILITIES

Due to limited              $      2,303 $     25,301 $     25,301 $     84,303 $    256,610 $    799,745
partnerships
Accrued fees and expenses
 due to general partner
 and affiliates                  104,593       80,940      106,500       65,235       91,982       65,438

PARTNERS' EQUITY               3,760,624    4,533,594    4,753,356    5,608,157    6,435,555    7,489,957
                              -----------  -----------  -----------  -----------  -----------  -----------

                            $  3,867,520 $  4,639,835 $  4,885,157 $  5,757,695 $  6,784,147 $  8,355,140
                              ===========  ===========  ===========  ===========  ===========  ===========

Selected results of operations, cash flows and other information for the Partnership are as follows:

                           For the
                          Year Ended     For the Three Months                    For the Years Ended
                           March 31        Ended March 31                           December 31
                          -----------  ------------------------  ---------------------------------------------------
                            2000          1999         1998         1998         1997         1996         1995
                          ----------   -----------  -----------  -----------   ----------   ----------   ----------
                                                    (Unaudited)

Loss from operations    $   (79,134) $    (33,750) $   (17,496) $  (126,723) $   (62,968)$    (30,845) $   (17,817)

Equity in losses of
 limited partnerships      (693,836)     (186,012)    (185,500)    (728,078)    (764,430)  (1,023,557)    (727,986)
                          ----------   -----------  -----------  -----------   ----------   ----------   ----------

Net loss                $  (772,970) $   (219,762) $  (202,996) $  (854,801) $  (827,398)$ (1,054,402) $  (745,803)
                          ==========   ===========  ===========  ===========   ==========   ==========   ==========
Net loss allocated to:
 General Partner        $    (7,730) $     (2,198) $    (2,030) $    (8,548) $    (8,274)$    (10,544) $    (7,458)
                          ==========   ===========  ===========  ===========   ==========   ==========   ==========

 Limited Partners       $  (765,240) $   (217,564) $  (200,966) $  (846,253) $  (819,124)$ (1,043,858) $  (738,345)
                          ==========   ===========  ===========  ===========   ==========   ==========   ==========
Net loss per limited
 partner unit           $    (76.52) $     (21.76) $    (20.10) $    (84.63) $    (81.91)$    (104.39) $    (73.83)
                          ==========   ===========  ===========  ===========   ==========   ==========   ==========
Outstanding weighted
 limited partner units       10,000        10,000       10,000       10,000       10,000       10,000       10,000
                          ==========   ===========  ===========  ===========   ==========   ==========   ==========

                           For the
                          Year Ended     For the Three Months                    For the Years Ended
                           March 31        Ended March 31                           December 31
                          -----------  ------------------------  ---------------------------------------------------
                            2000          1999         1998         1998         1997         1996         1995
                          ----------   -----------  -----------  -----------   ----------   ----------   ----------
                                                    (Unaudited)
Net cash provided by
 (used in):
 Operating activities   $   (45,392) $    (52,186) $    (5,082) $   (54,089) $   (51,546)$     22,420 $     55,437
 Investing activities        14,256         4,000        5,225     (334,823)    (170,284)    (437,806)    (914,830)
 Financing activities             -             -            -            -        3,253        1,544      162,499
                          ----------   -----------  -----------  -----------   ----------   ----------   ----------

Net change in cash
 and cash equivalents       (31,136)      (48,186)         143     (388,912)    (218,577)    (413,842)    (696,894)

Cash and cash
 equivalents,
 beginning of period        341,350       389,536      778,448      778,448      997,025    1,410,867    2,107,761
                          ----------   -----------  -----------  -----------   ----------   ----------   ----------

Cash and cash
 equivalents,
 end of period          $   310,214  $    341,350 $    778,591 $    389,536  $   778,448 $    997,025 $  1,410,867
                          ==========   ===========  ===========  ===========   ==========   ==========   ==========

Low Income  Housing  Credit per Unit was as follows for the years ended December
31:

                                  1999               1998              1997               1996               1995
                             ---------------    ---------------   ----------------   ---------------    ---------------

Federal                      $         146      $         142     $          143     $         136     $          101
State                                    -                  -                  -                 -                  -
                               ------------       ------------       ------------      ------------       ------------
Total                        $         146      $         142     $          143     $         136     $          101
                              =============       ============       ============      ============       ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Partnership's assets at March 31, 2000 consisted primarily of $310,214 in cash and aggregate investments in the twenty-one Local Limited Partnerships of $3,538,899. Liabilities at March 31, 2000 were $106,896, of which $103,667 was accrued annual management fees, $926 was for expenses paid by an affiliate of the General Partner due to the General Partner or affiliate and $2,303 was payables to limited partnerships.

Results of Operations

Year Ended March 31, 2000 Compared to Year Ended December 31, 1998. The Partnership's net loss for the year ended March 31, 2000 was $(773,000), reflecting a decrease of $82,000 from the net loss experienced for the year ended December 31, 1998. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $34,000 to $(694,000) for the year ended March 31, 2000 from $(728,000) for the year ended December 31, 1998. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at March 31, 2000. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. In addition, the Partnership experienced a decrease in operating expenses paid to third parties of $59,000 partially offset by a decrease in interest income of $12,000.

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

Cash Flows

Year Ended March 31, 2000 Compared to Year Ended December 31, 1998. Net cash used during the year ended March 31, 2000 was $(31,000), compared to net cash used for the year ended December 31, 1998 of $(389,000). The change was primarily due to a decrease in cash used for investments in limited partnerships and capitalized acquisition fees and costs of $324,000, an increase in distributions received from Local Limited Partnerships of $25,000 and a decrease in cash used in operating activities, resulting primarily from a decrease in interest income received and a decrease in cash paid to third parties for operating expenses.

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

During the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, accrued payables, which consist of related party management fees due to the General Partner, increased (decreased) by approximately $24,000, ($26,000) and $41,000, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2000, to be sufficient to meet all currently forseeable future cash requirements.

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

Non-IT Systems. The Partnership also relies on the non-IT systems of WNC. Non-IT systems include machinery and equipment such as telephones, voice mail and electronic postage equipment. The non-IT systems of WNC are year 2000 compliant.

Service Providers. WNC also relies on the IT and non-IT systems of service providers. Service providers include utility companies, financial institutions, telecommunications carriers, municipalities, and other outside vendors. WNC has obtained verbal assurances from its material service providers (electrical power provider, financial institutions and telecommunications carriers) that their IT and non-IT systems are year 2000 compliant. To date, WNC has not encountered significant year 2000 issues or business disruptions from its service providers.

Costs to Address Year 2000 Issues

The cost to address year 2000 issues for WNC has been less than $25,000.

Risk of Year 2000 Issues

Although WNC has encountered no significant year 2000 issues to date, the most reasonable and likely result from non-year 2000 compliance of systems of the service providers noted above would be the disruption of normal business operations for WNC. This disruption could, in turn, lead to delays in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst case scenario would be the replacement of a service provider. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Local Limited Partnerships

Status of Readiness

To date, WNC and the Partnership have encountered no significant year 2000 issues with respect to the Local Limited Partnerships.

Costs to Address Year 2000 Issues

There has been and will be no cost to the Partnership as a result of assessing year 2000 issues for the Local Limited Partnerships. Although no significant year 2000 issues have been encountered to date, the cost to deal with potential year 2000 issues of the Local Limited Partnerships cannot be estimated at this time.

Risk of Year 2000 Issues

Although no significant year 2000 issues have been encountered to date, there can be no assurance that the Partnership will be unaffected by year 2000 issues. The most reasonable and likely result from non-year 2000 compliance will be the disruption of normal business operations for the Local Limited Partnerships, including but not limited to the possible failure to properly collect rents and meet their obligations in a timely manner. This disruption would, in turn, lead to delays by the Local Limited Partnerships in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst-case scenario would include the initiation of foreclosure proceedings on the property by mortgage debt holders. Under these circumstances, WNC or its affiliates will take actions necessary to minimize the risk of foreclosure, including the removal and replacement of a Local General Partner by the Partnership. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 1


We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund IV, L.P., Series 1 (a California Limited Partnership) (the "Partnership") as of March 31, 2000 and 1999, and December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 63%, 62% and 61% of the total assets of the Partnership at March 31, 2000 and 1999, and December 31, 1998, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund IV, L.P., Series 1 (a California Limited Partnership) as of March 31, 2000 and 1999, and December 31, 1998, and the results of its operations and its cash flows for the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, in conformity with generally accepted accounting principles.




                              /s/ BDO SEIDMAN, LLP
                                  BDO SEIDMAN, LLP

Orange County, California
May 5, 2000

                          INDEPENDENT AUDITORS' REPORT



To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 1


We have audited the accompanying statement of operations, partners' equity (deficit) and cash flows of WNC Housing Tax Credit Fund IV, L.P., Series 1 ( a California Limited Partnership) (the "Partnership") for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnerships in which WNC Housing Tax Credit Fund IV, L.P., Series 1 is a limited partner. These investments, as discussed in Note 3 to the financial statements, are accounted for by the equity method. The financial statements of substantially all of the limited partnerships, representing 87% of the total assets of WNC Housing Tax Credit Fund IV, L.P., Series 1 at December 31, 1997, were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows of WNC Housing Tax Credit Fund IV, L.P., Series 1 (a California Limited Partnership) for the year ended December 31, 1997, in conformity with generally accepted accounting principles.



                               /s/ CORBIN & WERTZ
                                   CORBIN & WERTZ

Irvine, California
April 23, 1998, except for
     Notes 2 and 6 which
     are dated as of
     December 4, 1998

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                      March 31                December 31
                                                            ------------------------------   -------------
                                                                2000            1999             1998
                                                            -------------   --------------   -------------

ASSETS
Cash and cash equivalents                                 $      310,214  $       341,350 $       389,536
Investments in limited partnerships (Note 2)                   3,538,899        4,298,485       4,495,621
Other assets                                                      18,407                -               -
                                                            -------------   --------------   -------------

                                                          $    3,867,520  $     4,639,835 $     4,885,157
                                                            =============   ==============   =============
LIABILITIES AND PARTNERS' EQUITY
  (DEFICIT)

Liabilities:
 Payables to limited partnerships (Note 4)                $        2,303  $        25,301  $       25,301
 Accrued fees and advances due to General
  Partner and affiliate (Note 3)                                 104,593           80,940         106,500
                                                            -------------   --------------   -------------

     Total liabilities                                           106,896          106,241         131,801
                                                            -------------   --------------   -------------
Commitments and contingencies (Note 6)

Partners' equity (deficit):
 General partner                                                 (62,295)         (54,565)        (52,367)
 Limited partners (10,000 units authorized,
  10,000 units issued and outstanding)                         3,822,919        4,588,159       4,805,723
                                                            -------------   --------------   -------------

     Total partners' equity                                    3,760,624        4,533,594       4,753,356
                                                            -------------   --------------   -------------

                                                          $    3,867,520  $     4,639,835  $    4,885,157
                                                            =============   ==============   =============

                 See accompanying notes to financial statements
                                       15

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                              For the        For the
                                             Year Ended    Three Months       For the Years Ended
                                              March 31    Ended March 31          December 31
                                           ------------   --------------  ----------------------------
                                               2000            1999           1998            1997
                                           ------------   --------------  ------------    ------------

Interest income                          $      15,541   $       4,084  $      27,708  $       25,676
                                           ------------   -------------   ------------    ------------

Operating expenses:
 Amortization (Note 2)                          28,496           7,124         31,369          31,416
 Asset management fees (Note 3)                 42,105          10,000         40,000          40,000
 Other                                          24,074          20,710         83,062          17,228
                                          ------------   -------------   ------------    ------------

    Total operating expenses                    94,675          37,834        154,431          88,644
                                           ------------   -------------   ------------    ------------

Loss from operations                           (79,134)        (33,750)      (126,723)        (62,968)

Equity in losses of limited
  partnerships (Note 2)                       (693,836)       (186,012)      (728,078)       (764,430)
                                           ------------   -------------   ------------    ------------

Net loss                                 $    (772,970)  $    (219,762) $    (854,801) $     (827,398)
                                           ============   =============   ============    ============

Net loss allocated to:
 General partner                         $      (7,730)  $      (2,198) $      (8,548) $       (8,274)
                                           ============   =============   ============    ============

 Limited partners                        $    (765,240)  $    (217,564)      (846,253) $     (819,124)
                                           ============   ============= $ ============    ============

Net loss per limited partner unit        $      (76.52)  $      (21.76) $      (84.63) $       (81.91)
                                           ============   =============   ============    ============

Outstanding weighted limited
 partner units                                  10,000          10,000         10,000          10,000
                                           ============   =============   ============    ============


                 See accompanying notes to financial statements
                                       16

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

                                                              General             Limited
                                                              Partner             Partners               Total
                                                           ---------------     ---------------     ---------------

Partners' equity (deficit) at January 1, 1997            $        (35,545)  $       6,471,100    $      6,435,555

Net loss                                                           (8,274)           (819,124)           (827,398)
                                                           ---------------     ---------------     ---------------

Partners' equity (deficit) at December 31, 1997                   (43,819)          5,651,976           5,608,157

Net loss                                                           (8,548)           (846,253)           (854,801)
                                                           ---------------     ---------------     ---------------

Partners' equity (deficit) at December 31, 1998                   (52,367)          4,805,723           4,753,356

Net loss                                                           (2,198)           (217,564)           (219,762)
                                                           ---------------     ---------------     ---------------

Partners' equity (deficit) at March 31, 1999                      (54,565)          4,588,159           4,533,594

Net loss                                                           (7,730)           (765,240)           (772,970)
                                                           ---------------     ---------------     ---------------

Partners' equity (deficit) at March 31, 2000             $        (62,295)  $       3,822,919    $      3,760,624
                                                           ===============     ===============     ===============


                 See accompanying notes to financial statements
                                       17

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                             For the       For the
                                                           Year Ended    Three Months       For the Years Ended
                                                            March 31    Ended March 31          December 31
                                                           -----------  --------------   --------------------------
                                                              2000           1999           1998           1997
                                                           -----------  -------------    -----------    -----------
Cash flows from operating activities:
 Net loss                                               $   (772,970)  $   (219,762)  $   (854,801)  $   (827,398)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Amortization                                                28,496          7,124         31,369         31,416
  Equity in losses of limited
   partnerships                                              693,836        186,012        728,078        764,430
  Change in accrued fees and
   expenses due to general partner
   and affiliates                                             23,653        (25,560)        41,265        (30,000)
  Change in receivable from
   affiliates                                                      -              -              -          9,020
  Change in other assets                                     (18,407)             -              -            986
                                                          -----------    -----------    -----------    -----------

Net cash used in operating activities                        (45,392)       (52,186)       (54,089)       (51,546)
                                                          -----------    -----------    -----------    -----------
Cash flows from investing activities:
 Investments in limited partnerships,
  net                                                        (17,134)             -       (335,059)      (172,307)
 Capitalized acquisition costs and
  fees                                                             -              -         (5,789)        (5,502)
 Distributions from limited
  partnerships                                                31,390          4,000          6,025          7,525
                                                          -----------    -----------    -----------    -----------

Net cash provided by (used in)
 investing activities                                         14,256          4,000       (334,823)      (170,284)
                                                          -----------    -----------    -----------    -----------

Cash flows from financing activities:
 Other                                                             -              -              -          3,253
                                                          -----------    -----------    -----------    -----------

Net cash provided by financing
 activities                                                        -              -              -          3,253
                                                          -----------    -----------    -----------    -----------

Net decrease in cash and cash equivalents                    (31,136)       (48,186)      (388,912)      (218,577)

Cash and cash equivalents, beginning
 of period                                                   341,350        389,536        778,448        997,025
                                                          -----------    -----------    -----------    -----------

Cash and cash equivalents, end of period                $    310,214   $    341,350   $    389,536   $    778,448
                                                          ===========    ===========    ===========    ===========


SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION
  Taxes paid                                            $       800    $          -   $        800   $        800
                                                          ===========    ===========    ===========    ===========

                 See accompanying notes to financial statements
                                       18

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997


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

The general partner is WNC Tax Credit Partners, IV, L.P. (the "General Partner"), a California limited partnership. WNC & Associates, Inc. ("WNC") is the general partner of the General Partner. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of WNC. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of WNC. Wilfred
N. Cooper, Jr., President of WNC, owns 2.1% of the outstanding stock of WNC.

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

Change in Reporting Year End

In 1999, the Partnership elected to change its year end for financial reporting purposes from December 31 to March 31. All financial information reflected in the financial statements and related footnotes has been adjusted for this change in year end except for the combined condensed financial information relating to the Local Limited Partnerships included in Note 2.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

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

Losses from limited partnerships for the years ended December 31, 1998 and 1997 have been recorded by the Partnership based on reported results provided by the Local Limited Partnerships. Losses from limited partnerships for the three months ended March 31, 1999 have been estimated by management of the Partnership. Losses from Local Limited Partnerships for the year ended March 31, 2000 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Losses from limited partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

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

Cash and Cash Equivalents

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2000 and 1999, and December 31, 1998.

Concentration of Credit Risk

At March 31, 2000, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

Net Loss Per Limited Partner Unit

Net loss per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net loss per unit is not required.

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

Reclassifications

Certain prior year balances have been reclassified to conform to the 2000 presentation.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

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

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2000 and 1999, are approximately $618,000 and $578,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses, as discussed below, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnership's financial statements. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

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

At March 31, 2000, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the year ended March 31, 2000 and the three month period ended March 31, 1999 amounting to approximately $75,000 and $16,000, respectively have not been recognized. The Partnership's share of losses during the year ended December 31, 1998 amounting to approximately $59,000, has not been recognized. As of March 31, 2000, the aggregate share of net losses not recognized by the Partnership amounted to $150,000.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                  For the Year     For the Three           For the Years Ended
                                                     Ended          Months Ended               December 31
                                                    March 31          March 31
                                                 ---------------  -----------------   -------------------------------

                                                      2000              1999               1998             1997
                                                 ---------------  -----------------   ---------------    ------------
Investments per balance sheet, beginning of
 period                                        $      4,298,485   $    4,495,621  $      4,976,247   $   5,771,116
Capital contributions paid, net                          (5,864)               -           276,057               -
Distributions received                                  (31,390)          (4,000)           (6,025)         (7,525)
Capitalized acquisition fees and costs                        -                -             5,789           5,502
Equity in losses of limited partnerships               (693,836)        (186,012)         (728,078)       (764,430)
Amortization of paid acquisition fees and
 costs                                                  (28,496)          (7,124)          (28,369)        (28,416)
                                                 ---------------  -----------------   ---------------    ------------

Investments per balance sheet, end of period   $      3,538,899   $    4,298,485  $      4,495,621   $   4,976,247
                                                 ===============  =================   ===============    ============

                                       22

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

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

                        COMBINED CONDENSED BALANCE SHEETS


                                                                    1999                1998
                                                               ---------------     ---------------

ASSETS
Buildings and improvements, net of accumulated
 depreciation  of $5,600,000  and  $4,545,000 for 1999
 and 1998, respectively                                      $     29,007,000    $     30,033,000
Land                                                                1,610,000           1,610,000
Due from related parties                                               14,000              31,000
Other assets                                                        2,051,000           1,953,000
                                                               ---------------     ---------------

                                                             $     32,682,000    $     33,627,000
                                                               ===============     ===============
LIABILITIES

Mortgage and construction loans payable                      $     25,512,000    $     26,684,000
Due to related parties                                                844,000             957,000
Other liabilities                                                   2,078,000           1,028,000
                                                               ---------------     ---------------

                                                                   28,434,000          28,669,000
                                                               ---------------     ---------------
PARTNERS' CAPITAL

WNC  Housing Tax Credits Fund IV, L.P, Series 1.                    2,921,000           3,720,000
Other partners                                                      1,327,000           1,238,000
                                                               ---------------     ---------------

                                                                    4,248,000           4,958,000
                                                               ---------------     ---------------

                                                             $     32,682,000    $     33,627,000
                                                               ===============     ===============


                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                   1999               1998                1997
                                              ---------------    ---------------     ---------------
Revenues                                    $      3,342,000  $       3,222,000    $      3,182,000
                                              ---------------    ---------------     ---------------
Expenses:
 Operating expenses                                2,196,000          2,054,000           1,874,000
 Interest expense                                    905,000            880,000           1,019,000
 Depreciation and amortization                     1,058,000          1,087,000           1,064,000
                                              ---------------    ---------------     ---------------

   Total expenses                                  4,159,000          4,021,000           3,957,000
                                              ---------------    ---------------     ---------------

Net loss                                    $       (817,000) $        (799,000)   $       (775,000)
                                              ===============    ===============     ===============

Net loss allocable to the Partnership       $       (806,000) $        (787,000)   $       (764,000)
                                              ===============    ===============     ===============

Net loss recorded by the Partnership        $       (694,000) $        (728,000)   $       (764,000)
                                              ===============    ===============     ===============

Certain Local Limited Partnerships have incurred significant operating losses and over 50% of Local Limited Partnership have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired and the loss and recapture of the related tax credits could occur.

The reports of the independent certified public accountants with respect to the financial statements of two Local Limited Partnerships expressed substantial doubt as to the Local Limited Partnerships' ability to continue as a going concern. The Partnership had a $427,978, $644,019 and $699,602 remaining investment in one such Local Limited Partnership at March 31, 2000 and 1999, and December 31, 1998, respectively. The Partnership's original investment in the Local Limited Partnership approximated $1,691,585. Through December 31, 1999, the Local Limited Partnership has had recurring losses, working capital deficiencies and has not been billed for certain property tax expenses due since 1994. The Local Limited Partnership is seeking abatement or an extended payment plan to pay down certain of these liabilities; however, if the Local Limited Partnership is unsuccessful, additional funding may be requested from the Partnership. In the event the Local Limited Partnership is required to liquidate or sell its property, the net proceeds could be significantly less than the carrying value of such property. As of December 31, 1999 and 1998, the carrying value of such property on the books and records of the Local Limited Partnership totaled $6,849,598 and $7,041,056. The auditors for this entity have expressed substantial doubt as to this entity's ability to continue as a going concern as a result of the property tax issue. In September 1996, the original general partners of this limited partnership were removed. The Los Angeles County Housing Development Corporation ("LACHDC") was named as the sole general partner. In September 1997, Community Housing Assistance Program, Inc., a California nonprofit corporation replaced LACHDC as the sole general partner.

The Partnership had a $0, $0 and $33,743 remaining investment in the other Local Limited Partnership at March 31, 2000 and 1999, and December 31, 1998, respectively. The Partnership's original investment in the Local Limited Partnership approximated $160,776. As of December 31, 1999, the Local Limited Partnership is delinquent in its mortgage payments and property taxes and its reserve account and security deposit account are underfunded. Rural Development, the Local Limited Partnership's lender, has issued a notice calling the entire mortgage. The auditors for this entity have expressed substantial doubt as to this entity's ability to continue as a going concern as a result of such delinquencies. The Local Limited Partnership has been successful in negotiating a workout plan with Rural Development which has resulted in the reamortization of the mortgage, the payment of all delinquent property taxes, and the funding of the reserves by the Local General Partner.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of up to 8% of the gross proceeds from the sale of Partnership units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $800,000. Accumulated amortization of these capitalized costs was $157,298, $130,634 and $123,968 as of March 31, 2000 and 1999, and
         December 31, 1998, respectively.

         Reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.2% of the gross proceeds. As of March 31, 2000 and 1999 and December 31, 1998, the Partnership incurred acquisition costs of $54,949, which have been included in investments in limited partnerships. Accumulated amortization amounted to $8,861, $7,030 and $6,572 as of March 31, 2000 and 1999, and December 31, 1998,
         respectively.

         An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $42,105 and $10,000 were incurred during the year ended March 31, 2000 and the three months ended March 31, 1999, respectively, and $40,000 was incurred for the years ended December 31, 1998 and 1997, respectively, of which $16,310 and $33,690 was paid during the year ended March 31, 2000, and the three months ended March 31, 1999, respectively, and $0 and $70,000 were paid during 1998 and 1997, respectively.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

         An affiliate of the General Partner provides management services for one of the properties in the limited partnerships. Management fees were earned by the affiliate in the amount of $50,259 and $8,625 for the year ended March 31, 2000 and the three months ended March 31, 1999, and $38,348 and $9,519 during the years ended December 31, 1998 and 1997, respectively. In May 1999, the affiliate of the general partner refunded $7,086 and $1,887 of the management fees related to 1998 and 1997, respectively, in accordance with the terms of the Partnership's prospectus.

The accrued fees and advances due to General Partner and affiliates consist of the following:

                                                       March 31                 December 31
                                             ------------------------------    ---------------

                                                 2000             1999              1998
                                             -------------     ------------    ---------------


Reimbursement for expenses paid by
 the General Partner or an affiliate       $          926    $       2,963   $          4,833

Asset management fee payable                      103,667           77,977            101,667
                                             -------------     ------------    ---------------

Total                                      $      104,593    $      80,940   $        106,500
                                             =============     ============    ===============

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

One of the Local Limited Partnerships is currently undergoing an audit with the Internal Revenue Service ("IRS"). The Partnership's original investment in the Local Limited Partnership was $271,544. The outcome of the audit is currently unknown; however, should the IRS's conclusions be less than favorable, the Partnership could be subject to the disallowance of certain expenses and tax credits, and the recapture of a portion of the tax credits previously taken.

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

Wilfred N. Cooper, Sr., age 69, is the founder, Chairman, Chief Executive Officer, and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National
Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

John B. Lester, Jr., age 66, is Vice-Chairman, a Director, a member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 27 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries, which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

Wilfred N. Cooper, Jr., age 37, is President, Chief Operating Officer, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 48, is Executive Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Michael L. Dickenson, age 43, is Vice President and Chief Financial Officer, and a member of the Acquisition Committee of WNC & Associates, Inc., and Chief Financial Officer of WNC Management, Inc. He has been involved with acquisition and investment activities with respect to real estate since 1985. Prior to joining the Sponsor in March 1999, he was the Director of Financial Services at TrizecHahn Centers Inc., a developer and operator of commercial real estate, from 1995 to 1999, a Senior Manager with E&Y Kenneth Leventhal Real Estate Group, Ernst & Young, LLP, from 1988 to 1995, and Vice President of Finance with Great Southwest Companies, a commercial and residential real estate developer, from 1985 to 1988. Mr. Dickenson is a member of the Financial Accounting Standards Committee for the National Association of Real Estate Companies and the American Institute of Certified Public Accountants, and a Director of HomeAid Southern California, a charitable organization affiliated with the building industry. He graduated from Texas Tech University in 1978 with a Bachelor of Business Administration - Accounting degree, and is a Certified Public Accountant in California and Texas.

Thomas J. Riha, age 45, is Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 54, is Vice President - Institutional Investments of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

N. Paul Buckland, age 37, is Vice President - Acquisitions and a member of the Acquisition Committee of WNC & Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch that constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

David Turek, age 45, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 63, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation:

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to TCP IV or Associates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee the greater of (i) $2,000 per multi-family housing complex, or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on the change in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the indebtedness related to the Housing Complexes. Fees of $42,105, $10,000 and $40,000 were incurred during the year ended March 31, 2000, the three months ended March 31, 1999, and the year ended December 31, 1998, respectively. The Partnership paid the General Partner or its affiliates $16,310, $33,690 and $0 of those fees during the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

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

(c) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $9,000, $21,000 and $1,000 during the year ended March 31, 2000, the three months ended March 31, 1999, and the year ended December 31, 1998, respectively.

(d) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $15,000 and $14,000 for the General Partner for the years ended December 31, 1999 and 1998, respectively. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the year ended March 31, 2000, the three months ended March 31, 1999 or the year ended December 31, 1998.

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

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

(a)(1)   Financial statements included in Part II hereof:

         Report of Independent Certified Public Accountants
         Independent Auditors' Report
         Balance Sheets, March 31, 2000 and 1999 and December 31, 1998 Statements of Operations for the year ended March 31, 2000, the three months ended March 31, 1999 and the years ended December 31, 1998 and 1997
         Statements of Partners'  Equity  (Deficit) for the year ended March 31,
          2000, the three months ended March 31, 1999 and for the years ended December 31, 1998 and 1997
         Statements of Cash Flows for the year ended March 31, 2000, the three months ended March 31, 1999 and for the years ended December 31, 1998 and 1997
         Notes to Financial Statements

(a)(2)   Financial statement schedule included in Part IV hereof:

         Report of Independent Certified Public Accountants on Financial Statement Schedules
         Schedule III - Real Estate Owned by Local Limited Partnerships

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

21.1 Financial Statements of Laurel Creek Apartments, for the year ended December 31, 1999 together with Independent Auditors' Report Thereon; a significant subsidiary of the Partnership.

(d)      Financial  statement  schedules  follow,  as set  forth  in  subsection
         (a)(2) hereof.

               Report of Independent Certified Public Accounts on
                          Financial Statement Schedules




To the Partners
WNC Housing Tax Credit Fund IV, L.P. Series 1


The audits referred to in our report dated May 5, 2000, relating to the 2000, 1999 and 1998 financial statements of WNC Housing Tax Credit Fund IV, L.P. Series 1 (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules presents fairly, in all material respects, the financial information set forth therein.




                              /s/ BDO SEIDMAN, LLP
                                  BDO SEIDMAN, LLP


Orange County, California
May 5, 2000

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                              --------------------------------- ----------------------------------------------------
                                                   As of March 31, 2000                      As of December 31, 1999
                                              --------------------------------- ----------------------------------------------------
                                              Total Investment   Amount of    Encumbrances of                             Net
                                              in Local Limited   Investment   Local Limited  Property and  Accumulated    Book
Partnership Name                  Location    Partnerships       Paid to Date Partnerships   Equipment     Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Alpine Manor, L.P.                Alpine, Texas   $    195,000    $    195,000  $   916,000  $   1,170,000 $  163,000  $  1,007,000

Baycity Village Apartments,       Baytown,
Limited Partnership               Texas                301,000         301,000    1,478,000      1,829,000    419,000     1,410,000

Beckwood Manor Seven Limited      Marianna,
Partnership                       Arkansas             307,000         307,000    1,391,000      1,790,000    395,000     1,395,000

Briscoe Manor Limited             Galena,
Partnership                       Maryland             308,000         308,000    1,490,000      1,812,000    343,000     1,469,000

Evergreen Four Limited            Maynard,
Partnership                       Arkansas             195,000         195,000      871,000      1,129,000    241,000       888,000

Fawn Haven Limited Partnership    Manchester,
                                  Ohio                 167,000         167,000      859,000      1,069,000    259,000       810,000

Fort Stockton Manor, L.P.         Ft.
                                  Stockton,
                                  Texas                224,000         224,000    1,055,000      1,248,000    156,000     1,092,000

Hidden Valley Limited             Gallup, New
Partnership                       Mexico               412,000         412,000    1,487,000      1,944,000    269,000     1,675,000

HOI Limited Partnership           Lenoir,
Of Lenoir                         North
                                  Carolina             198,000         198,000      562,000      1,168,000    217,000       951,000

Indian Creek Limited Partnership  Bucyrus, Ohio        306,000         306,000    1,475,000      1,776,000    351,000     1,425,000

Laurel Creek Apartments           San Luis
                                  Obispo,
                                  California         1,030,000       1,030,000      660,000      2,165,000    393,000     1,772,000


WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                              --------------------------------- ----------------------------------------------------
                                                   As of March 31, 2000                      As of December 31, 1999
                                              --------------------------------- ----------------------------------------------------
                                              Total Investment   Amount of    Encumbrances of                             Net
                                              in Local Limited   Investment   Local Limited  Property and  Accumulated    Book
Partnership Name                  Location    Partnerships       Paid to Date Partnerships   Equipment     Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------

Madisonville Manor Senior         Madisonville,
Citizens Complex, Ltd.            Texas                174,000         174,000      903,000      1,149,000     95,000     1,054,000

Mt. Graham Housing, Ltd.          Safford,
                                  Arizona              410,000         410,000    1,411,000      1,874,000    382,000     1,492,000

Northside Plaza Apartments,       Angleton,
Ltd.                              Texas                282,000         282,000    1,364,000      1,736,000    171,000     1,565,000

Pampa Manor, L.P.                 Pampa, Texas         180,000         180,000      846,000      1,029,000    135,000       894,000

Regency Court Partners            Monrovia,
                                  California         1,692,000        1,690,000   4,324,000      7,658,000    809,000     6,849,000

Sandpiper Square, a Limited       Aulander,
Partnership                       North
                                  Carolina             219,000         219,000      949,000      1,190,000    166,000     1,024,000

Seneca Falls East Apartments      Seneca
Company II, L.P.                  Falls, New
                                  York                 270,000         270,000      893,000      1,220,000     61,000     1,159,000

Vernon Manor, L.P.                Vernon, Texas        161,000         161,000      764,000        905,000    118,000       787,000

Waterford Place, a Limited        Calhoun
Partnership                       Falls, South
                                  Carolina             272,000         272,000    1,184,000      1,518,000    335,000     1,183,000

Yantis Housing, Ltd.              Yantis, Texas        145,000         145,000      630,000        838,000    122,000       716,000
                                                    -----------     -----------  -----------    ----------- ----------   -----------

                                                  $  7,448,000    $  7,446,000  $25,512,000  $  36,217,000 $5,600,000  $ 30,617,000
                                                    ===========     ===========  ===========    =========== ==========   ===========

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                --------------------------------------------------------------------------------------
                                                      For the year ended December 31, 1999
                                --------------------------------------------------------------------------------------
                                                                    Year Investment                 Estimated Useful
Partnership Name                   Rental Income       Net Loss        Acquired         Status        Life (Years)
----------------------------------------------------------------------------------------------------------------------
Alpine Manor, L.P.                  $    148,000   $    (26,000)        1994           Completed         40

Baycity Village Apartments,
Limited Partnership                      234,000        (60,000)        1994           Completed         30

Beckwood Manor Seven Limited
Partnership                              147,000        (47,000)        1993           Completed        27.5

Briscoe Manor Limited
Partnership                              161,000        (21,000)        1994           Completed        27.5

Evergreen Four Limited
Partnership                               78,000        (35,000)        1994           Completed        27.5

Fawn Haven Limited
Partnership                               87,000        (24,000)        1994           Completed        27.5

Fort Stockton Manor, L.P.                112,000        (22,000)        1994           Completed         40

Hidden Valley Limited
Partnership                              157,000        (24,000)        1994           Completed         40

HOI Limited Partnership Of
Lenoir                                   121,000        (51,000)        1993           Completed         40

Indian Creek Limited
Partnership                              145,000        (41,000)        1994           Completed        27.5

Laurel Creek Apartments                  166,000        (26,000)        1994           Completed        27.5

Madisonville Manor Senior
Citizens Complex, Ltd.                   105,000         (9,000)        1994           Completed         50

Mt. Graham Housing, Ltd.                 149,000        (64,000)        1994           Completed        27.5

Northside Plaza Apartments,
Ltd.                                     145,000        (20,000)        1994           Completed         50

Pampa Manor, L.P.                         99,000        (31,000)        1994           Completed         40

Regency Court Partners                   661,000       (220,000)        1994           Completed         40

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                --------------------------------------------------------------------------------------
                                                      For the year ended December 31, 1999
                                --------------------------------------------------------------------------------------
                                                                    Year Investment                 Estimated Useful
Partnership Name                   Rental Income       Net Loss        Acquired         Status        Life (Years)
----------------------------------------------------------------------------------------------------------------------
Sandpiper Square, a Limited
Partnership                               98,000        (14,000)        1994           Completed         35

Seneca Falls East Apartments
Company II, L.P.                         141,000        (18,000)        1998           Completed         40


Vernon Manor, L.P.                        86,000        (12,000)        1994           Completed         40

Waterford Place, a Limited
Partnership                              122,000        (36,000)        1994           Completed         40

Yantis Housing, Ltd.                      74,000        (16,000)        1994           Completed         40
                                       ----------     ----------
                                    $  3,236,000   $   (817,000)
                                       ==========     ==========

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                              --------------------------------- ----------------------------------------------------
                                                  As of March 31, 1999                     As of December 31, 1998
                                              --------------------------------- ----------------------------------------------------
                                              Total Investment   Amount of    Encumbrances of                             Net
                                              in Local Limited   Investment   Local Limited  Property and  Accumulated    Book
Partnership Name                    Location  Partnerships       Paid to Date Partnerships   Equipment     Depreciation   Value
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

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                              --------------------------------- ----------------------------------------------------
                                                  As of March 31, 1999                          As of December 31, 1998
                                              --------------------------------- ----------------------------------------------------
                                              Total Investment   Amount of    Encumbrances of                             Net
                                              in Local Limited   Investment   Local Limited  Property and  Accumulated    Book
Partnership Name                    Location  Partnerships       Paid to Date Partnerships   Equipment     Depreciation   Value
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

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 3l, 1999

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
                                       =========       ========

                                       40

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                              --------------------------------------------------------------------------------------
                                                                                As of December 31, 1998
                                              --------------------------------------------------------------------------------------
                                              Total Investment   Amount of    Encumbrances of                             Net
                                              in Local Limited   Investment   Local Limited  Property and  Accumulated    Book
Partnership Name                    Location  Partnerships       Paid to Date Partnerships   Equipment     Depreciation   Value
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

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                              --------------------------------------------------------------------------------------
                                                                                As of December 31, 1998
                                              --------------------------------------------------------------------------------------
                                              Total Investment   Amount of    Encumbrances of                             Net
                                              in Local Limited   Investment   Local Limited  Property and  Accumulated    Book
Partnership Name                    Location  Partnerships       Paid to Date Partnerships   Equipment     Depreciation   Value
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


WNC HOUSING TAX CREDIT FUND IV, L.P., Series 1 (Registrant)


By:  WNC Tax Credit Partners IV, L.P.,  General Partner

By:  WNC & Associates, Inc., General Partner



By:  /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
President - Chief Operating Officer of WNC & Associates, Inc.

Date:


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