Form 10-Q
period 2000-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2000-11-13
CIK 913496

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                 (714) 662-5565


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2000





PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

     Balance Sheets
       June 30, 2000 and March 31, 2000..................................3

     Statements of Operations
       For the three months ended June 30, 2000 and 1999.................4

     Statement of Partners' Equity (Deficit)
       For the three months ended June 30, 2000..........................5

     Statements of Cash Flows
       For the three months ended June 30, 2000 and 1999.................6

     Notes to Financial Statements.......................................7

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................12

  Item 3. Quantitative and Qualitative Disclosures About Market Risk....14

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings.............................................14

  Item 6. Exhibits and Reports on Form 8-K..............................14

  Signatures............................................................15

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                                      June 30, 2000               March 31, 2000
                                                                  ----------------------       ---------------------
                                                                       (unaudited)
                                     ASSETS
Cash and cash equivalents                                       $              335,633       $             310,214
Investments in limited
 partnerships, net (Note 2)                                                  3,344,048                   3,538,899
Other assets                                                                       (28)                     18,407
                                                                  ----------------------       ---------------------

                                                                $            3,679,653       $           3,867,520
                                                                  ======================       =====================

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Payable to limited partnerships (Note 4)                       $                2,303       $               2,303
 Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                                      114,167                     104,593
                                                                  ----------------------       ---------------------

     Total liabilities                                                         116,470                     106,896
                                                                  ----------------------       ---------------------

Partners' equity (deficit):
 General Partner                                                               (64,269)                    (62,295)
 Limited Partners (10,000 units authorized,
  10,000 units issued and outstanding)                                       3,627,452                   3,822,919
                                                                  ----------------------       ---------------------

     Total partners' equity                                                  3,563,183                   3,760,624
                                                                  ----------------------       ---------------------

                                                                $            3,679,653       $           3,867,520
                                                                  ======================       =====================


                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2000 and 1999
                                   (unaudited)

                                                                            2000                        1999
                                                                      -----------------           ------------------
Interest income                                                     $           4,569           $            3,701
                                                                      -----------------           ------------------

Operating expenses:
 Amortization (Note 2)                                                          7,124                        7,124
 Asset management fees (Note 3)                                                10,500                       10,500
 Other                                                                          4,285                        5,721
                                                                      -----------------           ------------------

     Total operating expenses                                                  21,909                       23,345
                                                                      -----------------           ------------------

Loss from operations                                                          (17,340)                     (19,644)

Equity in losses of limited partnerships (Note 2)                            (180,101)                    (195,660)
                                                                      -----------------           ------------------

Net loss                                                            $        (197,441)          $         (215,304)
                                                                      =================           ==================

Net loss allocated to:
 General Partner                                                    $          (1,974)          $           (2,153)
                                                                      =================           ==================

 Limited Partners                                                   $        (195,467)          $         (213,151)
                                                                      =================           ==================

Net loss per limited partnership unit
 (10,000 units issued and outstanding)                              $             (20)          $              (21)
                                                                      =================           ==================

                 See accompanying notes to financial statements
                                       4

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2000
                                   (unaudited)



                                                       General                  Limited
                                                       Partner                  Partners                Total
                                                   -----------------       -------------------     -----------------

Equity (deficit), March 31, 2000                 $         (62,295)      $         3,822,919     $       3,760,624

Net loss for the three months ended
 June 30, 2000                                              (1,974)                 (195,467)             (197,441)
                                                   -----------------       -------------------     -----------------

Equity (deficit), June 30, 2000                  $         (64,269)      $         3,627,452     $       3,563,183
                                                   =================       ===================     =================













                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2000 and 1999
                                   (unaudited)


                                                                               2000                     1999
                                                                       -----------------        ------------------
Cash flows from operating activities:
 Net loss                                                            $        (197,441)       $         (215,304)
 Adjustments to reconcile net loss to
  net cash provided by operating activities:
   Amortization                                                                  7,124                     7,124
   Equity in losses of limited partnerships                                    180,101                   195,660
   Change in other assets                                                       18,435                         -
   Change in accrued fees and expense due
    to General Partner and affiliates                                            9,574                    15,421
                                                                       -----------------        ------------------

        Net cash provided by operating activities                               17,793                     2,901
                                                                       -----------------        ------------------

Cash flows from investing activities:
 Distribution from limited partnerships                                          7,626                     4,100
                                                                       -----------------        ------------------

Net increase in cash and cash equivalents                                       25,419                     7,001

Cash and cash equivalents, beginning of period                                 310,214                   341,350
                                                                       -----------------        ------------------

Cash and cash equivalents, end of period                             $         335,633        $          348,351
                                                                       =================        ==================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

                                  June 30, 2000
                                   (unaudited)

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

                                  June 30, 2000
                                   (unaudited)

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

Cash and Cash Equivalents

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. The Partnership had no cash equivalents as of June 30, 2000 and March 31, 2000.

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

Concentration of Credit Risk

At June 30, 2000, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

                                  June 30, 2000
                                   (unaudited)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS, continued

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                 Three Months Ended                  Year Ended
                                                                    June 30, 2000                  March 31, 2000
                                                                 --------------------            -------------------
Investments per balance sheet,
 beginning of period                                          $           3,538,899            $         4,298,485
Capital contributions paid, net                                                   -                         (5,864)
Distributions received                                                       (7,626)                       (31,390)
Equity in losses of limited partnerships                                   (180,101)                      (693,836)
Amortization of paid acquisition fees and costs                              (7,124)                       (28,496)
                                                                 --------------------            -------------------
Investments per balance sheet,
 end of period                                                $           3,344,048            $         3,538,899
                                                                 ====================            ===================

Selected  financial  information  for the three  months  ended  June 30 from the unaudited combined financial  statements of the limited partnership in which the
Partnership has invested as follows:
                                                                        2000                            1999
                                                                 --------------------            -------------------

         Total revenue                                         $             835,000           $           823,000
                                                                 --------------------            -------------------

         Interest expense                                                    226,000                       245,000
         Depreciation and amortization                                       264,000                       270,000
         Operating expenses                                                  549,000                       525,000
                                                                 --------------------            -------------------

         Total expenses                                                    1,039,000                     1,040,000
                                                                 --------------------            -------------------

         Net loss                                              $           (204,000)           $          (217,000)
                                                                 ====================            ===================

         Net loss allocable to the Partnership                 $           (202,000)           $          (214,000)
                                                                 ====================            ===================

         Net loss recorded by the Partnership                  $           (180,000)           $          (196,000)
                                                                 ====================            ===================

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                   NOTES TO FINANCIALS STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2000
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes to the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Asset management fees of $10,500 were incurred for each of the three months ended June 30, 2000 and 1999. As of June 30, 2000, $114,167 of those fees remained unpaid.

(b) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and advances due to General Partner and affiliates presented on the balance sheets consists of the following:

                                                                June 30, 2000               March 31, 2000
                                                            ----------------------        --------------------
   Reimbursement for expenses paid by the General
    Partner or an affiliate                              $                      -      $                  926
   Asset management fee payable                                           114,167                     103,667
                                                            ----------------------        --------------------

                                                         $                114,167      $              104,593
                                                            ======================        ====================

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

This Quarterly Report contains forward-looking statements concerning the Partnership's anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words "expect", "believe", "will", "may", "should", "project", "estimate", and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including competition, as well as those risks described in the Partnership's SEC reports, including the Partnership's Form 10-K filed pursuant to the Securities and Exchange Act of 1934 on June 29, 2000.

The following discussion and analysis compares the results of operations for the fiscal quarter ended June 30, 2000 and 1999, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2000 consisted primarily of $336,000 in cash and aggregate investments in the twenty-one Local Limited Partnerships of $3,344,000. Liabilities at June 30, 2000 were $116,000 consisting primarily of $114,000 in accrued annual management fees.

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999. The Partnership's net loss for the three months ended June 30, 2000 was $(197,000), reflecting a decrease of $18,000 from the net loss experienced for the three months ended June 30, 1999 of $(215,000). The decline in net loss is primarily due to equity in losses from limited partnerships which decreased by $16,000 to $(180,000) for the three months ended June 30, 2000 from $(196,000)
for the three months ended June 30, 1999. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at June 30, 2000. Since the partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

Cash Flows

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999. Net cash provided during the three months ended June 30, 2000 was $25,000 compared to a net increase in cash for the three months ended June 30, 1999 of $7,000. The change was due primarily to an increase in cash received from affiliates of $18,000, an increase in distributions received of $4,000, offset by an increase in cash paid to General Partner and affiliates for operating expenses of $5,000.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2000, to be sufficient to meet all currently foreseeable future cash requirements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         NOT APPLICABLE

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 6.  Exhibits and Reports on Form 8-K

         NONE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND IV, L.P., Series 1

By:  WNC Tax Credit Partners IV, L.P.
     General Partner of the Registrant


By:  WNC & ASSOCIATES, INC.
     General Partner of WNC Tax Credit Partners IV, L.P.



By:  /s/ Will N Cooper Jr.

Will N Cooper,  Jr.,
President - Chief  Operating  Officer of WNC & Associates, Inc.

Date: October 5, 2000



By:  /s/ Michael L. Dickenson

Michael L. Dickenson,
Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: October 5, 2000