Form 10-Q
period 2000-09-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2000-12-19
CIK 913496

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 2000





PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets
               September 30, 2000 and March 31, 2000...........................3

          Statements of Operations
               For the Three and Six Months Ended September 30, 2000 and 1999..4

          Statement of Partners' Equity (Deficit)
               For the Six Months Ended September 30, 2000.....................5

          Statements of Cash Flows
               For the Six Months Ended September 30, 2000 and 1999............6

          Notes to Financial Statements........................................7

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................12

  Item 3. Quantitative and Qualitative Disclosures About Market Risk..........13

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings...................................................13

  Item 6. Exhibits and Reports on Form 8-K....................................13

  Signatures..................................................................14

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                                   September 30, 2000             March 31, 2000
                                                                  ----------------------       ---------------------
                                                                       (unaudited)
ASSETS

Cash and cash equivalents                                       $              326,193       $             310,214
Investments in limited partnerships (Note 2)                                 3,150,098                   3,538,899
Other assets                                                                         -                      18,407
                                                                  ----------------------       ---------------------

                                                                $            3,476,291       $           3,867,520
                                                                  ======================       =====================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Payable to limited partnership                               $                2,303       $               2,303
   Accrued fees and expenses due to
     General Partner and affiliates (Note 3)                                   115,701                     104,593
                                                                  ----------------------       ---------------------

       Total liabilities                                                       118,004                     106,896
                                                                  ----------------------       ---------------------

Partners' equity (deficit):
     General Partner                                                           (66,318)                    (62,295)
     Limited Partners (10,000 units authorized,
       10,000 units issued and outstanding)                                  3,424,605                   3,822,919
                                                                  ----------------------       ---------------------

     Total partners' equity                                                  3,358,287                   3,760,624
                                                                  ----------------------       ---------------------

                                                                $            3,476,291       $           3,867,520
                                                                  ======================       =====================


                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2000 and 1999
                                   (unaudited)


                                                     2000                                 1999
                                         ------------------------------    --------------------------------

                                            Three             Six             Three               Six
                                           Months           Months            Months            Months
                                         ------------    --------------    -------------     --------------
Interest income                        $      4,853    $        9,422    $       3,946     $        7,647
Miscellaneous income                          4,200             4,200                -                  -
                                         ------------    --------------    -------------     --------------

                                              9,053            13,622            3,946              7,647
                                         ------------    --------------    -------------     --------------

Operating expenses:
   Amortization                               7,124            14,248            7,124             14,248
   Asset management fees (Note 3)            10,500            21,000           10,500             21,000
   Other                                     16,224            20,509            8,986             14,707
                                         ------------    --------------    -------------     --------------

      Total operating expenses               33,848            55,757           26,610             49,955
                                         ------------    --------------    -------------     --------------

Loss from operations                        (24,795)          (42,135)         (22,664)          (42,308)

Equity in losses of limited
   partnerships (Note 2)                   (180,101)         (360,202)        (191,007)          (386,667)
                                         ------------    --------------    -------------     --------------

Net loss                               $   (204,896)   $     (402,337)   $    (213,671)    $     (428,975)
                                         ============    ==============    =============     ==============

Net loss allocated to:
   General partner                     $     (2,049)   $       (4,023)   $      (2,137)    $       (4,290)
                                         ============    ==============    =============     ==============

   Limited partners                    $   (202,847)   $     (398,314)   $    (211,534)    $     (424,685)
                                         ============    ==============    =============     ==============

Net loss per limited partner unit      $        (20)   $          (39)   $         (21)    $          (42)
                                         ============    ==============    =============     ==============

Outstanding weighted limited                  10,000            10,000           10,000             10,000
   partner  units
                                         ============    ==============    =============     ==============


                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                     STATEMENT OF PARTNER' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2000
                                   (unaudited)

                                                           General              Limited
                                                           Partner              Partners                Total
                                                       ----------------    -------------------     -----------------
Partners' equity (deficit) at March 31, 2000         $        (62,295)   $         3,822,919     $       3,760,624

Net loss                                                       (4,023)              (398,314)             (402,337)
                                                       ----------------    -------------------     -----------------

Partners' equity (deficit) at September 30, 2000     $        (66,318)   $         3,424,605     $       3,358,287
                                                       ================    ===================     =================







                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2000 and 1999
                                   (unaudited)


                                                                               2000                     1999
                                                                         -----------------        ------------------
Cash flows from operating activities:
   Net loss                                                            $        (402,337)       $         (428,975)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Amortization                                                                14,248                    14,248
      Equity in losses of limited partnerships                                   360,202                   386,667
      Change in other assets                                                      18,407                         -
      Change in accrued fees and expenses due
       to General Partner and affiliates                                          11,108                    18,281
                                                                         -----------------        ------------------

Net cash provided by (used in) operating activities                                1,628                   (9,779)
                                                                         -----------------        ------------------

Cash flows from investing activities:
      Distributions from limited partnerships                                     14,351                     6,565
                                                                         -----------------        ------------------

Net cash provided by investing activities                                         14,351                     6,565
                                                                         -----------------        ------------------

Net increase (decrease) in cash and cash equivalents                              15,979                   (3,214)

Cash and cash equivalents, beginning of period                                   310,214                   341,350
                                                                         -----------------        ------------------

Cash and cash equivalents, end of period                               $         326,193        $          338,136
                                                                         =================        ==================

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
   Taxes paid                                                          $             800        $              800
                                                                         =================        ==================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2000
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

                               September 30, 2000
                                   (unaudited)


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

                               September 30, 2000
                                   (unaudited)

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. The Partnership had no cash equivalents as of September 30, 2000 and March 31, 2000.

Concentration of Credit Risk

At September 30, 2000, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

Equity in losses of Local Limited Partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                   NOTES TO FINANCIALS STATEMENTS - CONTINUED

                               September 30, 2000
                                   (unaudited)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS, continued

applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                   Six Months Ended                  Year Ended
                                                                  September 30, 2000               March 31, 2000
                                                                 ----------------------          -------------------
Investments per balance sheet,
   beginning of period                                        $             3,538,899          $         4,298,485
Capital contributions paid, net                                                     -                       (5,864)
Distributions received                                                        (14,351)                     (31,390)
Equity in losses of limited partnerships                                     (360,202)                    (693,836)
Amortization of paid acquisition fees and costs                               (14,248)                     (28,496)
                                                                 ----------------------          -------------------
Investments per balance sheet,
   end of period                                              $             3,150,098          $         3,538,899
                                                                 ======================          ===================


Selected financial information for the six months ended September 30 from the unaudited combined financial statements of the limited partnership in which the Partnership has invested as follows:

                                                                        2000                            1999
                                                                 --------------------            -------------------
         Revenues                                              $           1,671,000           $         1,645,000
                                                                 --------------------            -------------------

         Expenses:
            Interest expense                                                 453,000                       490,000
            Depreciation and amortization                                    528,000                       540,000
            Operating expenses                                             1,098,000                     1,050,000
                                                                 --------------------            -------------------

            Total expenses                                                 2,079,000                     2,080,000
                                                                 --------------------            -------------------

         Net loss                                              $           (408,000)           $          (435,200)
                                                                 ====================            ===================

         Net loss allocable to the Partnership                 $           (404,000)           $          (429,000)
                                                                 ====================            ===================

         Net loss recorded by the Partnership                  $           (360,000)           $          (387,000)
                                                                 ====================            ===================

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                   NOTES TO FINANCIALS STATEMENTS - CONTINUED

                    For the Quarter Ended September 30, 2000
                                   (unaudited)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS, continued

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes to the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Asset management fees of $21,000 were incurred for each of the six months ended September 30, 2000 and 1999. The Partnership paid $12,500 and $0 of those asset management fees during the six months ended September 30, 2000 and 1999, respectively.

(b) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and advances due to General Partner and affiliates consists of the following:

                                                                   September 30, 2000             March 31, 2000
                                                                  ----------------------        --------------------
         Reimbursement for expenses paid by the General
              Partner or an affiliate                          $                  3,534      $                  926
         Asset management fee payable                                           112,167                     103,667
                                                                  ----------------------        --------------------

                                                               $                115,701      $              104,593
                                                                  ======================        ====================

NOTE 4 - INCOME TAXES

The Partnership will not make a provision for income taxes since all items of taxable income and loss will be allocated to the partners for inclusion in their respective income tax returns.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

One of the Local Limited Partnerships is currently undergoing an audit with the Internal Revenue Service ("IRS"). The Partnership's original investment in the Local Limited Partnership was $271,544. The outcome of the audit is currently unknown; however, should the IRS's conclusions be less than favorable, the Partnership could be subject to the disallowance of certain expenses and tax credits, and the recapture of a portion of the tax credits previously taken

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2000 and 1999, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2000 consisted primarily of $326,000 in cash and aggregate investments in the twenty-one Local Limited Partnerships of $3,150,000. Liabilities at September 30, 2000 consisted primarily of $112,000 in accrued asset management fees.

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999. The Partnership's net loss for the three months ended September 30, 2000 was $(205,000), reflecting a decrease of $9,000 from the net loss experienced for the three months ended September 30, 1999 of $(214,000). The decline in net loss is primarily due to a decrease of $11,000 in certain losses of the Local Limited Partnerships not recognized by the Partnership. The investments in such Local Limited Partnerships had reached $0 at September 30, 2000. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

Six Months Ended September 30, 2000 Compared to Six Months Ended September 30, 1999. The Partnership's net loss for the six months ended September 30, 2000 was $(402,000), reflecting a decrease of $27,000 from the net loss experienced for the six months ended September 30, 1999 of $(429,000). The decline in net loss is primarily due to equity in losses from limited partnerships which decreased by $27,000 to $(360,000) for the six months ended September 30, 2000 from $(387,000) for the six months ended September 30, 1999. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2000. Since the partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

Cash Flows

Six Months Ended September 30, 2000 Compared to Six Months Ended September 30, 1999. Net increase in cash during the six months ended September 30, 2000 was $16,000 compared to a net decrease in cash for the six months ended September 30, 1999 of $3,000. The $19,000 increase was due primarily to an increase in distributions received from certain Local Limited Partnerships of $8,000 and a collection of a receivable of $18,000 offset by an increase in accrued fees and expenses paid to the General Partner and affiliates of $7,000.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2000, to be sufficient to meet all currently foreseeable future cash requirements.

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

Date: December 15, 2000





By:  /s/ Michael L. Dickenson

Michael L. Dickenson, Vice President - Chief Financial Officer of
                                        WNC & Associates, Inc.

Date: December 15, 2000