Form 10-Q
period 2000-12-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2001-02-27
CIK 913496

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

                               INDEX TO FORM 10-Q

                     For the Quarter Ended December 31, 2000





PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

         Balance Sheets
           December 31, 2000 and March 31, 2000..............................3

         Statements of Operations
           For the Three and Nine Months Ended December 31, 2000 and 1999....4

         Statement of Partners' Equity (Deficit)
           For the Nine Months Ended December 31, 2000.......................5

         Statements of Cash Flows
           For the Nine Months Ended December 31, 2000 and 1999..............6

         Notes to Financial Statements.......................................7

 Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................12

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.........13

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings..................................................13

 Item 6. Exhibits and Reports on Form 8-K...................................13

 Signatures.................................................................14

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                    December 31, 2000             March 31, 2000
                                                                  ----------------------       ---------------------
                                                                       (unaudited)
ASSETS
Cash and cash equivalents                                       $              315,516       $             310,214
Investments in limited partnerships (Note 2)                                 2,963,817                   3,538,899
Other assets                                                                         -                      18,407
                                                                  ----------------------       ---------------------

                                                                $            3,279,333       $           3,867,520
                                                                  ======================       =====================
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Payable to limited partnership                                 $                2,303       $               2,303

 Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                                      113,236                     104,593
                                                                  ----------------------       ---------------------

     Total liabilities                                                         115,539                     106,896
                                                                  ----------------------       ---------------------
Partners' equity (deficit):
 General Partner                                                               (68,263)                    (62,295)
 Limited Partners (10,000 units authorized,
  10,000 units issued and outstanding)                                       3,232,057                   3,822,919
                                                                  ----------------------       ---------------------

     Total partners' equity                                                  3,163,794                   3,760,624
                                                                  ----------------------       ---------------------

                                                                $            3,279,333       $           3,867,520
                                                                  ======================       =====================


                 See accompanying notes to financial statements
                                        3

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2000 and 1999
                                   (unaudited)

                                                     2000                               1999
                                         ------------------------------    --------------------------------
                                           Three            Nine              Three             Nine
                                           Months           Months            Months            Months
                                         ------------    --------------    -------------     --------------
Interest income                        $      4,838    $       14,260    $       3,952     $       11,599
Miscellaneous income                              -             4,200                -                  -
                                         ------------    --------------    -------------     --------------

                                              4,838            18,460            3,952             11,599
                                         ------------    --------------    -------------     --------------

Operating expenses:
 Amortization                                 7,124            21,372            7,124             21,372
 Asset management fees (Note 3)              10,500            31,500           11,000             32,000
 Legal & accounting                           2,230            17,713            4,221             14,727
 Other                                          319             5,345            1,351              5,552
                                         ------------    --------------    -------------     --------------

    Total operating expenses                 20,173            75,930           23,696             73,651
                                         ------------    --------------    -------------     --------------

Loss from operations                        (15,335)          (57,470)         (19,744)          (62,052)

Equity in losses of limited
 partnerships (Note 2)                     (179,158)         (539,360)        (189,286)          (575,953)
                                         ------------    --------------    -------------     --------------

Net loss                               $   (194,493)   $     (596,830)   $    (209,030)    $     (638,005)
                                         ============    ==============    =============     ==============

Net loss allocated to:
 General partner                       $     (1,945)   $       (5,968)   $      (2,090)    $       (6,380)
                                         ============    ==============    =============     ==============

 Limited partners                      $   (192,548)   $     (590,862)   $    (206,940)    $     (631,625)
                                         ============    ==============    =============     ==============

Net loss per limited partner unit      $        (19)   $          (60)   $         (21)    $          (64)
                                         ============    ==============    =============     ==============

Outstanding weighted limited
 partner units                               10,000            10,000           10,000             10,000
                                         ============    ==============    =============     ==============

                 See accompanying notes to financial statements
                                        4

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2000
                                   (unaudited)

                                                           General              Limited
                                                           Partner              Partners                Total
                                                       ----------------    -------------------     -----------------

Partners' equity (deficit) at March 31, 2000         $        (62,295)   $         3,822,919     $       3,760,624

 Net loss                                                      (5,968)              (590,862)             (596,830)
                                                       ----------------    -------------------     -----------------

Partners' equity (deficit) at December 31, 2000      $        (68,263)   $         3,232,057     $       3,163,794
                                                       ================    ===================     =================



                 See accompanying notes to financial statements
                                        5

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2000 and 1999
                                   (unaudited)


                                                                               2000                     1999
                                                                         -----------------        ------------------
Cash flows from operating activities:
 Net loss                                                            $        (596,830)       $         (638,005)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Amortization                                                                  21,371                    21,372
  Equity in losses of limited partnerships                                     539,360                   575,953
  Change in other assets                                                        18,407                         -
  Change in accrued fees and expenses due
   to General Partner and affiliates                                             8,643                    34,747
                                                                         -----------------        ------------------

Net cash used in operating activities                                           (9,049)                   (5,933)
                                                                         -----------------        ------------------
Cash flows from investing activities:
 Investments in limited partnerships                                                 -                   (17,106)
 Distributions from limited partnerships                                        14,351                     7,365
                                                                         -----------------        ------------------

Net cash provided by (used in) investing activities                             14,351                    (9,741)
                                                                         -----------------        ------------------

Net increase (decrease) in cash and cash equivalents                             5,302                   (15,674)

Cash and cash equivalents, beginning of period                                 310,214                   341,350
                                                                         -----------------        ------------------

Cash and cash equivalents, end of period                             $         315,516        $          325,676
                                                                         =================        ==================
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION
  Taxes paid                                                         $             800        $              800
                                                                         =================        ==================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

                                December 31, 2000
                                   (unaudited)

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

                                December 31, 2000
                                   (unaudited)

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

Cash and Cash Equivalents

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. The Partnership had no cash equivalents as of December 31, 2000 and March 31, 2000.

Concentration of Credit Risk

At December 31, 2000, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

Equity in losses of Local Limited Partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years,

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000
                                   (unaudited)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS, continued

the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                   Nine Months Ended                 Year Ended
                                                                   December 31, 2000               March 31, 2000
                                                                 ----------------------          -------------------
Investments per balance sheet,
 beginning of period                                          $             3,538,899          $         4,298,485
Capital contributions paid, net                                                     -                       (5,864)
Distributions received                                                        (14,351)                     (31,390)
Equity in losses of limited partnerships                                     (539,360)                    (693,836)
Amortization of paid acquisition fees and costs                               (21,371)                     (28,496)
                                                                 ----------------------          -------------------
Investments per balance sheet,
 end of period                                                $             2,963,817          $         3,538,899
                                                                 ======================          ===================

Selected financial information for the nine months ended December 31 from the unaudited combined financial statements of the limited partnership in which the Partnership has invested as follows:

                                                                        2000                            1999
                                                                 --------------------            -------------------
         Revenues                                              $           2,506,000           $         2,468,000
                                                                 --------------------            -------------------
         Expenses:
          Interest expense                                                   679,000                       735,000
          Depreciation and amortization                                      793,000                       810,000
          Operating expenses                                               1,647,000                     1,576,000
                                                                 --------------------            -------------------

            Total expenses                                                 3,119,000                     3,121,000
                                                                 --------------------            -------------------

         Net loss                                              $            (613,000)          $          (653,000)
                                                                 ====================            ===================

         Net loss allocable to the Partnership                 $            (605,000)          $          (644,000)
                                                                 ====================            ===================

         Net loss recorded by the Partnership                  $            (539,000)          $          (576,000)
                                                                 ====================            ===================

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarter Ended December 31, 2000
                                   (unaudited)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. The base fee amount will be adjusted annually based on changes to the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Asset management fees of $31,500 and $32,000 were incurred for the nine months ended December 31, 2000 and 1999 respectively. The Partnership paid $22,500 and $0 of those asset management fees during the nine months ended December 31, 2000 and 1999, respectively.

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

The accrued fees and advances due to General Partner and affiliates consists of the following:

                                                             December 31, 2000             March 31, 2000
                                                          ----------------------        --------------------
 Reimbursement for expenses paid by the General
   Partner or an affiliate                             $                    569      $                  926
 Asset management fee payable                                           112,667                     103,667
                                                          ----------------------        --------------------

                                                       $                113,236      $              104,593
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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2000 and 1999, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2000 consisted primarily of $316,000 in cash and aggregate investments in the twenty-one Local Limited Partnerships of $2,964,000. Liabilities at December 31, 2000 consisted primarily of $113,000 in accrued asset management fees.

Results of Operations

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999. The Partnership's net loss for the three months ended December 31, 2000 was $(194,000), reflecting a decrease of $15,000 from the net loss experienced for the three months ended December 31, 1999 of $(209,000). The decline in net loss is primarily due to a decrease of $(10,000) in equity in losses of the Local Limited Partnerships, due to certain investments in Local Limited Partnerships reaching a zero balance. In addition, loss from operations decreased by $5,000 from $(28,000) for the three months ended December 31, 1999 to $(15,000) for the three months ended December 31, 2000.

Nine Months Ended December 31, 2000 Compared to Nine Months Ended December 31, 1999. The Partnership's net loss for the nine months ended December 31, 2000 was $(597,000), reflecting a decrease of $41,000 from the net loss experienced for the nine months ended December 31, 1999 of $(638,000). The decline in net loss is primarily due to equity in losses from limited partnerships which decreased by $37,000 to $(539,000) for the nine months ended December 31, 2000 from $(576,000) for the nine months ended December 31, 1999, due to certain investments in Local Limited Partnerships reaching a zero balance. In addition, losses from operations for the nine months ended December 31, 2000, decreased by $5,000 from $(62,000) for the nine months ended December 31, 1999, to $(57,000).

Cash Flows

Nine Months Ended December 31, 2000 Compared to Nine Months Ended December 31, 1999. Net increase in cash during the nine months ended December 31, 2000 was $5,000 compared to a net decrease in cash for the nine months ended December 31, 1999 of $(16,000). The $21,000 increase was due primarily to a decrease in investments in limited partnerships of $17,000 and an increase in distributions received from certain Local Limited Partnerships of $7,000, which was offset by an increase in accrued fees and expenses paid to the General Partner and affiliates of $3,000.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2000, to be sufficient to meet all currently foreseeable future cash requirements.

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

By:  WNC Tax Credit Partners IV, L.P.  General Partner of the Registrant


By:  WNC & ASSOCIATES, INC.  General Partner of WNC Tax Credit Partners IV, L.P.





By:  /s/ Will N Cooper Jr.

Will N Cooper,  Jr.,
President - Chief  Operating  Officer of WNC & Associates, Inc.

Date:  February 23, 2001





By:  /s/ Thomas J. Riha

Thomas J. Riha,
Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date:  February 23, 2001