Form 10-K
period 2001-03-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2001-07-13
CIK 913496

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                    For the fiscal year ended March 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number: 0-20057


                      WNC HOUSING TAX CREDIT FUND IV, L.P., Series 1

             California                          33-0391979
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
Yes     No    X
----   -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

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

As of March 31, 2001, the Partnership had invested in twenty-one Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the twenty-one Housing Complexes as the dates and for the periods indicated:

                                                                  ------------------------------  ----------------------------------
                                                                        As of March 31, 2001              December 31, 2000
                                                                   ------------------------------  ---------------------------------
Partnership Name          Location         General Partner    Partnership's     Amount of                              Encumbrances
                                               Name          Total Investment  Investment                  Estimated Low    of Local
                                                             in Local Limited   Paid to    Number          Income Housing    Limited
                                                              Partnerships      Date      of Units  Occupancy  Credits  Partnerships
----------------------------------------------------------------------------------------------     ---------------------------------
Alpine Manor, L.P.        Alpine,          1600 Capital ,
                          Texas            Inc.Company           $ 195,000    $ 195,000        36      92%    $ 394,000    $ 913,000

Baycity Village           Baytown,         Green Companies
Apartments,               Texas            Development
Limited Partnership                        Group, Inc.             301,000      301,000        62      94%      629,000    1,467,000

Beckwood Manor Seven      Marianna,        Phillips Development
Limited Partnership       Arkansas         Corporation             307,000      307,000        42      95%      636,000    1,387,000

Briscoe Manor Limited     Galena,          McKnight &
Partnership               Maryland         Decoster,Inc.           308,000      308,000        31     100%      648,000    1,485,000

Evergreen Four Limited    Maynard,         Phillips Development
Partnership               Arkansas         Corporation             195,000      195,000        24      88%      402,000      868,000

Fawn Haven Limited        Manchester,      Georg E. Maharg and
Partnership               Ohio             Maharg Realty, Inc.     167,000      167,000        28      93%      376,000      855,000

Fort Stockton             Ft.Stockton,     1600 Capital
Manor, L.P.               Texas            Company,Inc.            224,000      224,000        36     100%      453,000    1,051,000

Hidden Valley Limited     Gallup, New      Alan Deke
Partnership               Mexico           Noftsker                412,000      412,000        40      93%      801,000    1,482,000

HOI Limited Partnership   Lenoir, North    Housing
Of Lenoir                 Carolina         Opportunities,Inc.      198,000      198,000        34     100%      400,000      551,000

Indian Creek Limited      Bucyrus,         Georg E. Maharg
Partnership               Ohio                                     306,000      306,000        48      92%      637,000    1,469,000

Laurel Creek              San Luis         San Luis Obispo
Apartments                Obispo,          Non-Profit
                          California       Housing Corp.         1,030,000    1,030,000        24     100%    2,103,000      636,000

Madisonville Manor        Madisonville,    Jean
Senior Citizens           Texas            Johnson                 174,000      174,000        32      94%      375,000      900,000
Complex, Ltd.

                                                                  ------------------------------  ---------------------------------
                                                                       As of March 31, 2001              December 31, 2000
                                                                   ------------------------------  ---------------------------------
Partnership Name          Location         General Partner    Partnership's     Amount of                              Encumbrances
                                               Name          Total Investment  Investment                  Estimated Low    of Local
                                                             in Local Limited   Paid to    Number          Income Housing    Limited
                                                              Partnerships      Date      of Units  Occupancy  Credits  Partnerships
------------------------------------------------------------------------------------------------   ---------------------------------
Mt. Graham                Safford,         Rural Housing, .
Housing, Ltd.             Arizona          Inc                     410,000      410,000        40      95%      788,000    1,406,000

Northside Plaza           Angleton,        Jean
Apartments, Ltd.          Texas            Johnson                 282,000      282,000        48      96%      607,000    1,359,000

Pampa Manor, L.P.         Pampa,           1600 Capital
                          Texas            Company, Inc.           180,000      180,000        32      88%      363,000      844,000
                                           Community Housing

Regency Court             Monrovia,        Assistance Program,
Partners                  California       Inc.,a California
                                           Nonprofit
                                           Corporation           1,692,000    1,690,000       115      99%    3,293,000    5,156,000

Sandpiper Square, a       Aulander,        I. Norwood
Limited Partnership       North Carolina   Stone                   219,000      219,000        24     100%      433,000      946,000

Seneca Falls East         Seneca           David R. Bacon
Apartments                Falls, New       and Frank
Company II, L.P.          York             Salvatore               270,000      270,000        32      97%      360,000      890,000

Vernon Manor,             Vernon,          1600 Capital
L.P.                      Texas            Company,Inc.            161,000      161,000        28      86%      325,000      751,000

Waterford Place,          Calhoun          Thomas E. Connelly, Jr.,
a Limited                 Falls,           TEC Rental Properties
Partnership               South            Inc., Warren H.
                          Carolina         Abernathy, II and Solid
                                           South, Inc.             272,000      272,000        32      88%      549,000    1,179,000

Yantis Housing, Ltd.      Yantis,          Charles Cannon Jr.
                          Texas                                    145,000      145,000        24      88%      287,000      627,000
                                                               -----------  -----------      -----     ----  -----------  ----------

                                                               $ 7,448,000  $ 7,446,000       812      94% $ 14,859,000 $ 26,222,000
                                                               ============ ============      ====     ===  ===========  ===========

                                       6

                                         ---------------------------------------------------------------------------
                                                            For the year ended December 31, 2000
                                         ---------------------------------------------------------------------------
                                                                                         Low Income Housing
                                                                                            Credits Allocated to
            Partnership Name                 Rental Income       Net Income (loss)               Partnership
--------------------------------------------------------------------------------------------------------------------
Alpine Manor, L.P.                                $ 103,000            $ (23,000)                   99%

Baycity Village Apartments, Limited
Partnership                                         259,000              (55,000)                   99%


Beckwood Manor Seven Limited Partnership            151,000              (59,000)                   95%

Briscoe Manor Limited Partnership                   165,000              (96,000)                   99%

Evergreen Four Limited Partnership                   83,000              (36,000)                   95%

Fawn Haven Limited Partnership                       81,000              (22,000)                   99%

Fort Stockton Manor, L.P.                           116,000              (22,000)                   99%

Hidden Valley Limited Partnership                   156,000              (30,000)                   99%

HOI Limited Partnership Of Lenoir                   131,000              (34,000)                   99%

Indian Creek Limited Partnership                    139,000              (40,000)                   99%

Laurel Creek Apartments                             169,000              (35,000)                   99%

Madisonville Manor Senior Citizens
Complex, Ltd.                                       111,000                1,000                    99%

Mt. Graham Housing, Ltd.                            144,000              (67,000)                   99%

Northside Plaza Apartments, Ltd.                    152,000              (17,000)                   99%

Pampa Manor, L.P.                                    98,000              (34,000)                   99%

Regency Court Partners                              657,000              (62,000)                   99%


Sandpiper Square, a Limited Partnership              99,000              (15,000)                   99%

Seneca Falls East Apartments Company
II, L.P.                                            143,000              (22,000)                99.98%

Vernon Manor, L.P.                                   78,000              (32,000)                   99%

Waterford Place, a Limited Partnership              115,000              (55,000)                   99%

Yantis Housing, Ltd.                                 71,000              (29,000)                   99%
                                                -----------          ------------

                                                $ 3,221,000          $  (784,000)
                                                ===========          ============

                                       7

Item 3.  Legal Proceedings

NONE.

Item 4.  Submission of Matters to a Vote of Security Holders

NONE.

PART II.
--------
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Item 5a.

(a) The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit and none exists. Units can be assigned only if certain requirements in the Partnership Agreement are satisfied.

(b)  At March 31, 2001, there were 731 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2001.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                            March 31                              December 31
                              --------------------------------------  ------------------------------------

                                 2001         2000         1999         1998         1997         1996
                              -----------  -----------  -----------  -----------  -----------  -----------

ASSETS
Cash and cash equivalents   $    312,214 $    310,214 $    341,350 $    389,536 $    778,448 $    997,025

Investments in limited
  partnerships, net            2,823,846    3,538,899    4,298,485    4,495,621    4,976,247    5,771,116
Due from affiliate                     -       18,407            -            -            -        9,020
Other assets                           -            -            -            -        3,000        6,986
                              -----------  -----------  -----------  -----------  -----------  -----------

                            $  3,136,060 $  3,867,520 $  4,639,835 $  4,885,157 $  5,757,695 $  6,784,147
                              ===========  ===========  ===========  ===========  ===========  ===========
LIABILITIES

Payables to limited         $
partnerships                       2,303 $      2,303 $     25,301 $     25,301 $     84,303 $    256,610
Accrued fees and expenses
  due to general partner
  and affiliates                 115,667      104,593       80,940      106,500       65,235       91,982

PARTNERS' EQUITY               3,018,090    3,760,624    4,533,594    4,753,356    5,608,157    6,435,555
                              -----------  -----------  -----------  -----------  -----------  -----------

                            $  3,136,060 $  3,867,520 $  4,639,835 $  4,885,157 $  5,757,695 $  6,784,147
                              ===========  ===========  ===========  ===========  ===========  ===========



Selected results of operations, cash flows and other information for the Partnership are as follows:

                            For the Years Ended      For the Three Months              For the Years Ended
                                 March 31               Ended March 31                     December 31
                          ------------------------  ------------------------  --------------------------------------

                             2001         2000         1999         1998              1998         1997          1996
                          -----------  -----------  -----------   ----------   ----------   ----------   -----------
                                                                  (Unaudited
Loss from operations   $     (76,146) $    (79,134) $    (33,750) $    (17,496) $   (126,723) $   (62,968) $    (30,845)
Equity in losses of
limited
 partnerships               (666,388)     (693,836)     (186,012)     (185,500)     (728,078)    (764,430)   (1,023,557)
                          -----------  -----------   -----------   ------------  ------------  -----------  ------------

Net loss               $    (742,534) $   (772,970) $   (219,762) $   (202,996) $   (854,801) $  (827,398) $ (1,054,402)
                          ===========  ===========   ===========   ============= =============  ==========  ============
Net loss allocated to:
  General Partner      $      (7,425) $     (7,730) $     (2,198) $     (2,030) $     (8,548) $    (8,274) $    (10,544)
                          ===========  ============  ===========   ============= ============  =========== ============
  Limited Partners     $    (735,109) $   (765,240) $   (217,564) $   (200,966) $   (846,253) $  (819,124) $ (1,043,858)
                          ===========  ============  ===========   ============  ============  ===========  ============
Net loss per limited
  partner unit         $      (73.51) $     (76.52) $     (21.76) $     (20.10) $     (84.63) $    (81.91) $    (104.39)
                          ===========  ============  ============  ============= ============  ===========  ============
Outstanding weighted
  limited partner
units                         10,000        10,000        10,000        10,000        10,000      10,000        10,000
                          ===========  ============  ===========   ============  ============  ===========  ============

                            For the Years Ended       For the Three Months              For the Years Ended
                                  March 31               Ended March 31                     December 31
                          -------------------------  ------------------------   ------------------------------------
                             2001         2000         1999         1998              1998         1997          1996
                          -----------  -----------  -----------   ----------   ----------   ----------   -----------
Net cash provided by
  (used in):
  Operating activities   $  (18,169)  $    (45,392) $    (52,186) $     (5,082) $    (54,089) $   (51,546)    $  22,420
  Investing activities       20,169         14,256         4,000         5,225      (334,823)    (170,284)      (437,806)
  Financing activities             -             -             -             -             -        3,253         1,544
                          -----------  -----------  -----------   ----------   ----------   ----------       -----------

Net change in cash
and
  cash equivalents             2,000       (31,136)      (48,186)          143      (388,912)    (218,577)     (413,842)

Cash and cash
equivalents,
  beginning of period        310,214       341,350       389,536       778,448       778,448      997,025     1,410,867
                          -----------  -----------    -----------   ----------   ----------   ----------   -----------

Cash and cash
equivalents,
  end of period         $    312,214  $    310,214 $     341,350  $    778,591  $    389,536  $   778,448  $    997,025
                         ===========   ===========  ===========     ==========    ==========   ==========   ===========

Low Income Housing Credit per Unit was as follows for the years ended December 31:
                                  2000               1999               1998              1997               1996
                             ----------------   ---------------    ---------------   ----------------   ----------------
Federal                             $    149          $    146           $    142           $    143           $    136
State                                      -                 -                  -                  -                  -
                                    --------          ---------          ---------          ---------          ----------
Total                               $    149          $    146           $    142           $    143           $    136
                                    ========          =========          =========          =========          ==========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-K contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

Risks and uncertainties inherent in forward looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the low income housing tax credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

Financial Condition

The Partnership's assets at March 31, 2001 consisted primarily of $312,000 in cash and aggregate investments in the twenty-one Local Limited Partnerships of $2,824,000. Liabilities at March 31, 2001 were $118,000, of which $116,000 was accrued annual management fees, and $2,000 was payables to limited partnerships.

Results of Operations

Year  Ended  March  31,  2001   Compared  to  Year  Ended  March  31,  2000  The
Partnership's net loss for the year ended March 31, 2001 was $(743,000), reflecting a decrease of $30,000 from the net loss experienced for the year ended March 31, 2000. The decline in net loss is primarily due to equity in losses of limited partnerships which declined by $28,000 to $(666,000) for the year ended March 31, 2001 from $(694,000) for the year ended March 31, 2000. Equity in losses of limited partnerships increased due to the reduction of the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at March 31, 2000. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized.

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

Cash Flows

Year Ended March 31, 2001 Compared to Year Ended March 31, 2000. Net cash provided during the year ended March 31, 2001 was $2,000, compared to net cash used for the year ended March 31, 2000 of $(31,000). The change was primarily due to the collection of $18,000 of amounts due from an affiliate and due to a $13,000 decrease in amounts reimbursed to the General Partner or affiliates.
This was offset by a $17,000 decrease of cash used for investments in limited partnerships and by a $11,000 decrease in distributions received from Local Limited Partnerships.

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

The Partnership expects its future cash flows, together with its net available assets at March 31, 2001, to be sufficient to meet all currently foreseeable future cash requirements.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 1


We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund IV, L.P., Series 1 (a California Limited Partnership) (the "Partnership") as of March 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 69% and 63% of the total assets of the Partnership at March 31, 2001 and 2000, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund IV, L.P., Series 1 (a California Limited Partnership) as of March 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.





                                              /s/ BDO SEIDMAN, LLP
Orange County, California                         BDO SEIDMAN, LLP
June 26, 2001

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                               March 31
                                                                    -------------------------------
                                                                    -------------------------------

                                                                        2001             2000
                                                                  --------------   --------------
ASSETS

Cash and cash equivalents                                         $       312,214  $       310,214
Investments in limited partnerships (Notes 2 and 3)                     2,823,846        3,538,899
Other assets                                                                    -           18,407
                                                                    --------------   --------------
                                                                  $     3,136,060  $     3,867,520
                                                                    ==============   ==============
LIABILITIES AND PARTNERS' EQUITY
  (DEFICIT)
Liabilities:
   Payables to limited partnerships (Note 4)                      $         2,303  $         2,303
   Accrued fees and advances due to General
     Partner and affiliate (Note 3)                                       115,667          104,593
                                                                    --------------   --------------
     Total liabilities                                                    117,970          106,896
                                                                    --------------   --------------

Commitments and contingencies

Partners' equity (deficit):
   General partner                                                        (69,720)         (62,295)
   Limited partners (10,000 units authorized,
     10,000 units issued and outstanding)                               3,087,810         3,822,919
                                                                    --------------   --------------
     Total partners' equity                                             3,018,090         3,760,624
                                                                    --------------   --------------
                                                                  $     3,136,060   $     3,867,520
                                                                    ==============    ==============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                                                                            For the
                                                                                             Three
                                                                                            Months         For the Year
                                                                For the Years Ended          Ended            Ended
                                                                     March 31               March 31       December 31
                                                            ---------------------------    ------------   --------------
                                                               2001            2000           1999             1998
                                                            ------------   -------------   ------------    -------------
Interest income                                           $      18,304  $        15,541  $       4,084   $       27,708
Other income                                                      4,200                -              -                -
                                                            ------------   -------------   ------------    -------------

Total income                                                     22,504           15,541          4,084           27,708

Operating expenses:
   Amortization (Note 2)                                         28,496           28,496          7,124           31,369
   Asset management fees (Note 3)                                42,000           42,105         10,000           40,000
   Other                                                         28,154           24,074         20,710           83,062
                                                            ------------   -------------   ------------    -------------

    Total operating expenses                                     98,650           94,675         37,834          154,431
                                                            ------------   -------------   ------------    -------------
Loss from operations                                            (76,146)         (79,134)       (33,750)        (126,723)
Equity in losses of limited
  partnerships (Note 2)                                        (666,388)        (693,836)      (186,012)        (728,078)
                                                            ------------   -------------   ------------    -------------
Net loss                                                  $    (742,534) $      (772,970) $    (219,762)$       (854,801)
                                                            ============   =============   ============     =============
Net loss allocated to
   General partner                                        $      (7,425) $        (7,730) $      (2,198)$         (8,548)
                                                            ============   =============   ============     =============
   Limited partners                                       $    (735,109) $      (765,240) $    (217,564)$       (846,253)
                                                            ============   =============   ============     =============
Net loss per limited partner unit                         $      (73.51) $        (76.52) $      (21.76)$         (84.63)
                                                            ============   =============   ============      =============
Outstanding weighted limited
  partner units                                                  10,000           10,000         10,000           10,000
                                                            ============   =============    ============     =============
                 See accompanying notes to financial statements

                                       14

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998

                                                               General            Limited
                                                               Partner            Partners             Total
                                                           ---------------    ---------------     ---------------
Partners' equity (deficit) at January 1, 1998             $        (43,819) $        5,651,976    $      5,608,157

Net loss                                                            (8,548)           (846,253)           (854,801)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at December 31, 1998                    (52,367)          4,805,723           4,753,356

Net loss                                                            (2,198)           (217,564)           (219,762)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 1999                       (54,565)          4,588,159           4,533,594

Net loss                                                            (7,730)           (765,240)           (772,970)
                                                            ---------------    ---------------      ---------------

Partners' equity (deficit) at March 31, 2000                       (62,295)          3,822,919           3,760,624

Net loss                                                            (7,425)           (735,109)           (742,534)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2001              $        (69,720) $        3,087,810    $      3,018,090
                                                            ===============    ===============     ===============
                 See accompanying notes to financial statements

                                       15

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                            For the
                                                                                             Three
                                                                                            Months         For the Year
                                                                For the Years Ended          Ended            Ended
                                                                     March 31               March 31       December 31
                                                            ---------------------------    ------------   --------------
                                                               2001            2000           1999             1998
                                                           ------------   -------------   --------------   ----------------
Cash flows from operating activities:
   Net loss                                             $   (742,534) $    (772,970) $       (219,762) $        (854,801)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
    Amortization                                              28,496         28,496             7,124             31,369
    Equity in losses of limited
      partnerships                                           666,388        693,836           186,012            728,078
    Change in accrued fees and
      expenses due to general partner
      and affiliates                                          11,074         23,653           (25,560 )           41,265
    Change in other assets                                    18,407        (18,407 )               -                  -
                                                          -----------    -----------    --------------   ----------------

Net cash used in operating activities                        (18,169)       (45,392)          (52,186)           (54,089)
                                                          -----------    -----------    --------------   ----------------
Cash flows from investing activities:
   Investments in limited partnerships,
     net                                                          28        (17,134)                -           (335,059)
   Capitalized acquisition costs and
     fees                                                          -              -                 -             (5,789)
   Distributions from limited
     partnerships                                             20,141         31,390             4,000              6,025
                                                          -----------    -----------    --------------   ----------------
Net cash provided by (used in)
  investing activities                                        20,169         14,256             4,000           (334,823)
                                                          -----------    -----------    --------------   ----------------
Net increase (decrease) in cash and cash equivalents           2,000        (31,136)          (48,186)          (388,912)

Cash and cash equivalents, beginning
  of period                                                  310,214        341,350           389,536            778,448
                                                          -----------    -----------    --------------   ----------------
Cash and cash equivalents, end of
  period                                                $    312,214   $    310,214   $       341,350  $         389,536
                                                          ===========    ===========    ==============   ================
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
   Taxes paid                                           $        800  $         800  $              -  $             800
                                                          ============   ============   ==============   ================


                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998


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

Change in Reporting Year End
----------------------------

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Risks and Uncertainties
-----------------------

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

Losses from limited partnerships for the year ended December 31, 1998 have been recorded by the Partnership based on reported results provided by the Local Limited Partnerships. Losses from limited partnerships for the three months ended March 31, 1999 have been estimated by management of the Partnership. Losses from Local Limited Partnerships for the years ended March 31, 2001 and 2000 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Losses from limited partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998

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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2001 and 2000.

Concentration of Credit Risk
----------------------------

At March 31, 2001, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

Net Loss Per Limited Partner Unit
---------------------------------

Net loss per limited partner unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net loss per unit is not required.

Reporting Comprehensive Income
------------------------------

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2001 and 2000, are approximately $692,000 and $618,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses, as discussed below, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnership's financial statements. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

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

At March 31, 2001 and 2000, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2001 and 2000 and the three month period ended March 31, 1999 amounting to approximately $97,000, $75,000 and $16,000, respectively, have not been recognized. The Partnership's share of losses during the year ended December 31, 1998 amounting to approximately $59,000 has not been recognized. As of March 31, 2001, the aggregate share of net losses not recognized by the Partnership amounted to $247,000.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                     For the Years Ended           For the Three      For the Year
                                                                                    Months Ended          Ended
                                                          March 31                    March 31         December 31
                                              ----------------------------------   ---------------    --------------

                                                   2001              2000               1999              1998
                                              ---------------  -----------------   ---------------    --------------
Investments per balance sheet, beginning
   of period                                $      3,538,899       $   4,298,485  $     4,495,621   $     4,976,247
Capital contributions paid, net                          (28)             (5,864)               -           276,057
Distributions received                               (20,141)            (31,390)          (4,000)           (6,025)
Capitalized acquisition fees and costs                     -                  -                 -             5,789
Equity in losses of limited partnerships            (666,388)           (693,836)        (186,012)         (728,078)
Amortization of paid acquisition fees
   and costs                                         (28,496)            (28,496)          (7,124)          (28,369)
                                              ---------------  -----------------   ---------------    --------------

Investments per balance sheet, end
   of period                                $      2,823,846       $   3,538,899  $     4,298,485   $     4,495,621
                                              ===============  =================   ===============    ==============

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

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

                        COMBINED CONDENSED BALANCE SHEETS


                                                                                     2000               1999
                                                                                ---------------    ---------------
ASSETS

Buildings and improvements, net of accumulated
  depreciation of $6,724,000 and $5,600,000 for 2000
  and 1999, respectively                                                      $     27,914,000   $     29,007,000
Land                                                                                 1,657,000          1,610,000
Due from related parties                                                                16,000             14,000
Other assets                                                                         2,090,000          2,051,000
                                                                                ---------------    ---------------

                                                                              $     31,677,000   $     32,682,000
                                                                                ===============    ===============

LIABILITIES

Mortgage and construction loans payable                                       $     26,222,000   $     25,512,000
Due to related parties                                                                 693,000            844,000
Other liabilities                                                                    1,286,000          2,078,000
                                                                                ---------------    ---------------

                                                                                    28,201,000         28,434,000
                                                                                ---------------    ---------------

PARTNERS' CAPITAL

WNC Housing Tax Credits Fund IV, L.P., Series 1                                      2,132,000          2,921,000
Other partners                                                                       1,344,000          1,327,000
                                                                                ---------------    ---------------

                                                                                     3,476,000          4,248,000
                                                                                ---------------    ---------------

                                                                              $     31,677,000   $     32,682,000
                                                                                ===============    ===============

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2000                1999               1998
                                                            ---------------     ---------------    ---------------
Revenues                                                  $      3,397,000    $      3,342,000   $      3,222,000
                                                            ---------------     ---------------    ---------------

Expenses:
  Operating expenses                                             2,198,000           2,196,000          2,054,000
  Interest expense                                                 841,000             905,000            880,000
  Depreciation and amortization                                  1,142,000           1,058,000          1,087,000
                                                            ---------------     ---------------    ---------------

   Total expenses                                                4,181,000           4,159,000          4,021,000
                                                            ---------------     ---------------    ---------------

Net loss                                                  $       (784,000)  $        (817,000)  $       (799,000)
                                                            ===============     ===============    ===============

Net loss allocable to the Partnership                     $       (772,000)  $        (806,000)  $       (787,000)
                                                            ===============     ===============    ===============

Net loss recorded by the Partnership                      $       (666,000)  $        (694,000)  $       (728,000)
                                                            ===============     ===============    ===============

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

The financial statements of one Local Limited Partnership were prepared assuming the limited partnership will continue as a going concern. The Partnership had a $441,770, $427,978, $644,019 and $699,602 remaining investment in such Local
Limited Partnership at March 31, 2001, 2000 and 1999, and December 31, 1998, respectively. The Partnership's original investment in the Local Limited Partnership approximated $1,691,585. Through December 31, 2000, the Local Limited Partnership has had recurring losses, working capital deficiencies and has not been billed for certain property tax expenses due since 1994. The Local Limited Partnership is seeking abatement or an extended payment plan to pay down certain of these liabilities; however, if the Local Limited Partnership is unsuccessful, additional funding may be requested from the Partnership. In the event the Local Limited Partnership is required to liquidate or sell its property, the net proceeds could be significantly less than the carrying value of such property. As of December 31, 2000 and 1999, the carrying value of such property on the books and records of the Local Limited Partnership totaled $6,703,761 and $6,849,598. The auditors for this entity have expressed substantial doubt as to this entity's ability to continue as a going concern as a result of the property tax issue.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998




NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership is obligated to the General Partner or its affiliates for the following items:

     Acquisition fees of up to 8% of the gross proceeds from the sale of Partnership units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $800,000.
     Accumulated amortization of these capitalized costs was $243,289 and $157,298 as of March 31, 2001 and 2000, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2001 $59,327 of the related expense was reflected as equity in losses of limited partnerships on the statement of operations during the fourth quarter of the year ended March 31, 2001 to reduce the respective net acquisition fee component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

     Reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.2% of the gross proceeds. At the end of all periods presented, the Partnership incurred acquisition costs of $54,949, which have been included in investments in limited partnerships. Accumulated amortization amounted to $54,949 and $8,861 as of March 31, 2001 and 2000, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2001, $44,256 of the related expense was reflected as equity in losses of limited partnerships on the statement of operations during the fourth quarter of the year ended March 31, 2001 to reduce the respective net acquisition cost component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

     An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $42,000 were incurred during the years ended March 31, 2001 and 2000, $10,000 during the three months ended March 31, 1999, and $40,000 was incurred for the year ended December 31, 1998 of which $30,000 and $16,310 was paid during the years ended March 31, 2001 and 2000, and $33,690 during the three months ended March 31, 1999, respectively, and $0 was paid during 1998.

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

     An affiliate of the General Partner provides management services for one of the properties in the limited partnerships. Management fees were earned by the affiliate in the amount of $53,276 and $50,259 for the years ended March 31, 2001 and 2000 and $8,625 for the three months ended March 31, 1999, and $38,348 during the year ended December 31, 1998. In May 1999, the affiliate of the general partner refunded $7,086 and $1,887 of the management fees related to 1998 and 1997, respectively, in accordance with the terms of the Partnership's prospectus.

The accrued fees and advances due to General Partner and affiliates consist of the following:

                                                                                      March 31
                                                                  -------------------------------------------------

                                                                      2001             2000              1999
                                                                  --------------    ------------    ---------------

Reimbursement for expenses paid by the General Partner
  or an affiliate                                               $             -   $         926   $          2,963

Asset management fee payable                                            115,667         103,667             77,977
                                                                  --------------    ------------    ---------------

Total                                                           $       115,667   $     104,593   $         80,940
                                                                  ==============    ============    ===============


                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998


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

NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31, 2001 and 2000 (in thousands, except for per unit data).

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2001
Income                                $          5,000    $          9,000   $          5,000    $          3,000

Operating expenses                             (22,000)            (34,000)           (20,000)            (23,000)

Equity in losses of limited
     partnerships                             (180,000)           (180,000)          (179,000)           (127,000)

Net loss                                      (197,000)           (205,000)          (194,000)           (147,000)

Loss available to limited partners            (195,000)           (203,000)          (193,000)           (144,000)

Loss per limited partner unit                      (20)                (20)               (19)                (14)

               2000

Income                                $          4,000    $          4,000   $          4,000    $          4,000

Operating expenses                             (23,000)            (27,000)           (24,000)            (21,000)

Equity in losses of limited
     partnerships                             (196,000)           (191,000)          (189,000)           (118,000)

Net loss                                      (215,000)           (214,000)          (209,000)           (135,000)

Loss available to limited partners            (213,000)           (212,000)          (207,000)           (133,000)

Loss per limited partner unit                      (21)                (21)               (21)                (13)


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

Wilfred N. Cooper, Sr., age 70, is the founder, Chairman, Chief Executive Officer, and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National
Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

John B. Lester, Jr., age 67, is Vice-Chairman, a Director, a member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 27 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries, which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

Wilfred N. Cooper, Jr., age 38, is President, Chief Operating Officer, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 49, is Executive Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Thomas J. Riha, age 46, became Chief Financial Officer effective January 2001. Prior to his appointment as Chief Financial Officer he was Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 55, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

N. Paul Buckland, age 38, is Vice President - Acquisitions and a member of the Acquisition Committee of WNC & Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch that constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

David Turek, age 46, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 64, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation:

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to TCP IV or Associates during the current or future years for the following fees:

(a)  Annual Asset  Management Fee. An annual asset management fee the greater of
     (i) $2,000 per multi-family housing complex, or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on the change in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the indebtedness related to the Housing Complexes. Fees of $42,000, $42,000, $10,000 and $40,000 were incurred during the years ended March 31, 2001 and 2000, the three months ended March 31, 1999, and the year ended December 31, 1998, respectively. The Partnership paid the General Partner or its affiliates $30,000, $16,310, $33,690 and $0 of those fees during the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

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

(c) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $26,000, $9,000, $21,000 and $1,000 during the year ended March 31, 2001 and 2000, the three months ended March 31, 1999, and the year ended December 31, 1998, respectively.

(d) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $15,000, $15,000 and $14,000 for the General Partner for the years ended December 31, 2000, 1999 and 1998, respectively. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 or the year ended December 31, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     (a)  Security Ownership of Certain Beneficial Owners
     ----------------------------------------------------

No person is known to the General Partner to own beneficially in excess of 5% of the outstanding units.

(b)  Security Ownership of Management
     -------------------------------

     Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(c)  Changes in Control
     ------------------

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

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

(a)(1) Financial      statements     included     in     Part     II     hereof:
       -----------------------------------------------

       Report of Independent Certified Public Accountants Balance Sheets, March 31, 2001 and 2000 Statements of Operations for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998 Statements of Partners' Equity for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998 Statements of Cash Flows for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998 Notes to Financial Statements

(a)(2) Financial statement schedule included in Part IV hereof:
          -------------------------------------------------------

       Report of Independent Certified Public Accountants on Financial Statement Schedules Schedule III - Real Estate Owned by Local Limited Partnerships

(b)    Reports on Form 8-K.
       -------------------

1.     None

(c)    Exhibits.
       --------

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

21.1 Financial Statements of Laurel Creek Apartments, for the years ended December 31, 1999 and 1998 together with Independent Auditors' Report Thereon; a significant subsidiary of the Partnership.

21.2 Financial Statements of Laurel Creek Apartments, for the years ended December 31, 2000 and 1999 together with Independent Auditors' Report Thereon; a significant subsidiary of the Partnership.

(d)    Financial  statement  schedules follow, as set forth in subsection (a)(2)
       --------------------------------------
       hereof.

               Report of Independent Certified Public Accounts on
                          Financial Statement Schedules




To the Partners
WNC Housing Tax Credit Fund IV, L.P. Series 1


The audits referred to in our report dated June 26, 2001, relating to the 2001, 2000, 1999 and 1998 financial statements of WNC Housing Tax Credit Fund IV, L.P. Series 1 (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules presents fairly, in all material respects, the financial information set forth therein.


                                        /s/ BDO SEIDMAN, LLP
Orange County, California                   BDO SEIDMAN, LLP
June 26, 2001

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                               ------------------------------------------ ----------------------------------------
                                                          As of March 31, 2001                As of December 31, 2000
                                                  ----------------------------------------------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name         Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Alpine                            Alpine,
Manor, L.P.                       Texas              $  195,000       $  195,000   $  913,000   $ 1,170,000  $  192,000    $ 978,000

Baycity Village Apartments,       Baytown,
Limited Partnership               Texas                 301,000          301,000    1,467,000     1,829,000     486,000    1,343,000

Beckwood Manor Seven              Marianna,
Limited Partnership               Arkansas              307,000          307,000    1,387,000     1,790,000     463,000    1,327,000

Briscoe Manor Limited             Galena,
Partnership                       Maryland              308,000          308,000    1,485,000     1,812,000     441,000    1,371,000

Evergreen Four Limited            Maynard,
Partnership                       Arkansas              195,000          195,000      868,000     1,129,000     285,000      844,000

Fawn Haven                        Manchester,
Limited Partnership               Ohio                  167,000          167,000      855,000     1,069,000     296,000      773,000

Fort Stockton                     Ft.Stockton,
Manor, L.P.                       Texas                 224,000          224,000    1,051,000     1,248,000     186,000    1,062,000

Hidden Valley Limited             Gallup, New
Partnership                       Mexico                412,000          412,000    1,482,000     1,979,000     321,000    1,658,000

HOI Limited Partnership           Lenoir, North
Of Lenoir                         Carolina              198,000          198,000      551,000     1,168,000     250,000      918,000

Indian Creek                      Bucyrus,
Limited Partnership               Ohio                  306,000          306,000    1,469,000     1,776,000     416,000    1,360,000

                                  San Luis
Laurel Creek                      Obispo,
Apartments                        California          1,030,000        1,030,000      636,000     2,165,000     464,000    1,701,000


WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001
                                                ------------------------------------------ ----------------------------------------
                                                          As of March 31, 2001                As of December 31, 2000
                                                  ----------------------------------------------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name         Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Madisonville Manor Senior         Madisonville,
Citizens Complex, Ltd.            Texas                 174,000          174,000      900,000     1,150,000     118,000    1,032,000

                                  Safford,
Mt. Graham Housing, Ltd.          Arizona               410,000          410,000    1,406,000     1,878,000     454,000    1,424,000

Northside Plaza                   Angleton,
Apartments, Ltd.                  Texas                 282,000          282,000    1,359,000     1,736,000     208,000    1,528,000

Pampa Manor, L.P.                 Pampa, Texas          180,000          180,000      844,000     1,032,000     161,000      871,000

                                  Monrovia,
Regency Court Partners            California          1,692,000        1,690,000    5,156,000     7,708,000   1,004,000    6,704,000

Sandpiper Square,                 Aulander,
a Limited                         North
Partnership                       Carolina              219,000          219,000      946,000     1,193,000     198,000      995,000

Seneca Falls East                 Seneca Falls,
ApartmentsCompany II, L.P.        New York              270,000          270,000      890,000     1,224,000     107,000    1,117,000

Vernon Manor, L.P.                Vernon, Texas         161,000          161,000      751,000       905,000     140,000      765,000

Waterford Place,                  Calhoun
a Limited                         Falls, Sout
Partnership                       Carolina              272,000          272,000    1,179,000     1,495,000     391,000    1,104,000

Yantis Housing, Ltd.              Yantis, Texas         145,000          145,000      627,000       839,000     143,000      696,000
                                                   ---------          ---------- ------------  --------------   -------- -----------
                                                   $  7,448,000       $7,446,000 $ 26,222,000  $ 36,295,000 $ 6,724,000 $ 29,571,000
                                                  =============      ========== ============  ============ =========== ============


WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                                        ---------------------------------------
                                                          For the year ended December 31, 2000
                                                        ---------------------------------------
          Partnership Name               Rental          Net        Year Investment    Status     Estimated Useful
                                         Income     Income/(loss)      Acquired                     Life (Years)
--------------------------------------------------------------------------------------------------------------------
Alpine Manor, L.P.                     $ 103,000     $   (23,000)       1994           Completed          40

Baycity Village Apartments,
Limited Partnership                      259,000         (55,000)       1994           Completed          30

Beckwood Manor Seven Limited
Partnership                              151,000         (59,000)       1993           Completed        27.5

Briscoe Manor Limited
Partnership                              165,000         (96,000)       1994           Completed        27.5

Evergreen Four Limited
Partnership                               83,000         (36,000)       1994           Completed        27.5

Fawn Haven Limited
Partnership                               81,000         (22,000)       1994           Completed        27.5

Fort Stockton Manor, L.P.                116,000         (22,000)       1994           Completed          40

Hidden Valley Limited
Partnership                              156,000         (30,000)       1994           Completed          40

HOI Limited Partnership Of
Lenoir                                   131,000         (34,000)       1993           Completed          40

Indian Creek Limited
Partnership                              139,000         (40,000)       1994           Completed        27.5

Laurel Creek Apartments                  169,000         (35,000)       1994           Completed        27.5

Madisonville Manor Senior
Citizens Complex, Ltd.                   111,000           1,000        1994           Completed         50

Mt. Graham Housing, Ltd.                 144,000         (67,000)       1994           Completed        27.5

Northside Plaza Apartments,
Ltd.                                     152,000         (17,000)       1994           Completed          50

Pampa Manor, L.P.                         98,000         (34,000)       1994           Completed          40

Regency Court Partners                   657,000         (62,000)       1994           Completed          40

Sandpiper Square, a Limited
Partnership                               99,000         (15,000)       1994           Completed          35

Seneca Falls East Apartments
Company II, L.P.                         143,000         (22,000)       1998           Completed          40

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                                        ---------------------------------------
                                                          For the year ended December 31, 2000
                                                        ---------------------------------------
          Partnership Name               Rental          Net        Year Investment    Status     Estimated Useful
                                         Income     Income/(loss)      Acquired                     Life (Years)
------------------------------------------------------------------------------------------------------------------
Vernon Manor, L.P.                        78,000         (32,000)       1994           Completed          40

Waterford Place, a Limited
Partnership                              115,000         (55,000)       1994           Completed          40


Yantis Housing, Ltd.                      71,000         (29,000)       1994           Completed          40
                                     ----------       -----------

                                     $ 3,221,000      $ (784,000)
                                     ===========      ===========

                                       35

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                                ------------------------------------------ ----------------------------------------
                                                          As of March 31, 2000                As of December 31, 1999
                                                  ----------------------------------------------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name         Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Alpine                            Alpine,
Manor, L.P.                       Texas              $  195,000       $  195,000   $  916,000   $ 1,170,000  $  163,000  $ 1,007,000

Baycity Village Apartments,       Baytown,
Limited Partnership               Texas                 301,000          301,000    1,478,000     1,829,000     419,000    1,410,000

Beckwood Manor Seven              Marianna,
Limited Partnership               Arkansas              307,000          307,000    1,391,000     1,790,000     395,000    1,395,000

Briscoe Manor Limited             Galena,
Partnership                       Maryland              308,000          308,000    1,490,000     1,812,000     343,000    1,469,000

Evergreen Four Limited            Maynard,
Partnership                       Arkansas              195,000          195,000      871,000     1,129,000     241,000      888,000

Fawn Haven                        Manchester,
Limited Partnership               Ohio                  167,000          167,000      859,000     1,069,000     259,000      810,000

Fort Stockton                     Ft.Stockton,
Manor, L.P.                       Texas                 224,000          224,000    1,055,000     1,248,000     156,000    1,092,000

Hidden Valley Limited             Gallup, New
Partnership                       Mexico                412,000          412,000    1,487,000     1,944,000     269,000    1,675,000

HOI Limited Partnership           Lenoir, North
Of Lenoir                         Carolina              198,000          198,000      562,000     1,168,000     217,000      951,000

Indian Creek                      Bucyrus,
Limited Partnership               Ohio                  306,000          306,000    1,475,000     1,776,000     351,000    1,425,000

                                  San Luis
Laurel Creek                      Obispo,
Apartments                        California          1,030,000        1,030,000      660,000     2,165,000    393,000    1,772,000


WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                                ------------------------------------------ ----------------------------------------
                                                          As of March 31, 2000                As of December 31, 1999
                                                  ----------------------------------------------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name         Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Madisonville Manor Senior         Madisonville,
Citizens Complex, Ltd.            Texas                 174,000          174,000      903,000     1,149,000      95,000    1,054,000

                                  Safford,
Mt. Graham Housing, Ltd.          Arizona               410,000          410,000    1,411,000     1,874,000     382,000    1,492,000

Northside Plaza                   Angleton,
Apartments, Ltd.                  Texas                 282,000          282,000    1,364,000     1,736,000     171,000    1,565,000

Pampa Manor, L.P.                 Pampa, Texas          180,000          180,000      846,000     1,029,000     135,000      894,000

                                  Monrovia,
Regency Court Partners            California          1,692,000        1,690,000    4,324,000     7,658,000     809,000    6,849,000

Sandpiper Square,                 Aulander,
a Limited                         North
Partnership                       Carolina              219,000          219,000      949,000     1,190,000     166,000    1,024,000

Seneca Falls East                 Seneca Falls,
ApartmentsCompany II, L.P.        New York              270,000          270,000      893,000     1,220,000      61,000    1,159,000

Vernon Manor, L.P.                Vernon, Texas         161,000          161,000      764,000       905,000     118,000      787,000

Waterford Place,                  Calhoun
a Limited                         Falls, Sout
Partnership                       Carolina              272,000          272,000    1,184,000     1,518,000     335,000    1,183,000

Yantis Housing, Ltd.              Yantis, Texas         145,000          145,000      630,000       838,000     122,000      716,000
                                                   ---------          ---------- ------------  --------------   -------- -----------
                                                   $  7,448,000       $7,446,000 $ 25,512,000  $ 36,217,000 $ 5,600,000 $ 30,617,000
                                                  =============      ==========  ============  ============ =========== ============


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


WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                              --------------------------------------------------------------------------------------
                                                      For the year ended December 31, 1999
                              --------------------------------------------------------------------------------------
                                                                   Year Investment                Estimated Useful
      Partnership Name          Rental Income        Net Loss         Acquired         Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------
Vernon Manor, L.P.                        86,000         (12,000)       1994           Completed          40

Waterford Place, a Limited
Partnership                              122,000         (36,000)       1994           Completed          40

Yantis Housing, Ltd.                      74,000         (16,000)       1994           Completed          40
                                     -----------      -----------
                                     $ 3,236,000      $ (817,000)
                                     ===========      ===========

                                       39

, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                                ------------------------------------------ ----------------------------------------
                                                          As of March 31, 1999                As of December 31, 1998
                                                  ----------------------------------------------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name         Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Alpine                            Alpine,
Manor, L.P.                       Texas              $  195,000       $  195,000   $  920,000   $ 1,167,000  $  134,000  $ 1,033,000

Baycity Village Apartments,       Baytown,
Limited Partnership               Texas                 301,000          301,000    1,489,000     1,829,000    353,000    1,476,000

Beckwood Manor Seven              Marianna,
Limited Partnership               Arkansas              307,000          307,000    1,395,000     1,789,000     327,000    1,462,000

Briscoe Manor Limited             Galena,
Partnership                       Maryland              308,000          308,000    1,521,000     1,813,000     305,000    1,508,000

Evergreen Four Limited            Maynard,
Partnership                       Arkansas              195,000          195,000      873,000     1,128,000    199,000     929,000

Fawn Haven                        Manchester,
Limited Partnership               Ohio                  167,000          167,000      862,000     1,070,000     218,000      852,000

Fort Stockton                     Ft.Stockton,
Manor, L.P.                       Texas                 224,000          224,000    1,059,000     1,249,000     126,000    1,123,000

Hidden Valley Limited             Gallup, New
Partnership                       Mexico                412,000          412,000    1,491,000     1,938,000     218,000    1,720,000

HOI Limited Partnership           Lenoir, North
Of Lenoir                         Carolina              198,000          198,000      572,000     1,167,000     184,000      983,000

Indian Creek                      Bucyrus,
Limited Partnership               Ohio                  306,000          306,000    1,542,000     1,775,000     285,000    1,490,000

                                  San Luis
Laurel Creek                      Obispo,
Apartments                        California          1,030,000        1,030,000      681,000     2,166,000    322,000    1,844,000


Madisonville MaP., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                                ------------------------------------------ ----------------------------------------
                                                          As of March 31, 1999                As of December 31, 1998
                                                  ----------------------------------------------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name         Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Madisonville Manor Senior         Madisonville,
Citizens Complex, Ltd.            Texas                 174,000          174,000      905,000     1,150,000      72,000    1,078,000

                                  Safford,
Mt. Graham Housing, Ltd.          Arizona               410,000          410,000    1,416,000     1,873,000     311,000    1,562,000

Northside Plaza                   Angleton,
Apartments, Ltd.                  Texas                 282,000          282,000    1,369,000     1,724,000     135,000    1,589,000

Pampa Manor, L.P.                 Pampa, Texas          180,000          180,000      849,000     1,029,000     110,000      919,000

                                  Monrovia,
Regency Court Partners            California          1,692,000        1,690,000    5,283,000     7,658,000    617,000     7,041,000

Sandpiper Square,                 Aulander,
a Limited                         North
Partnership                       Carolina              219,000          219,000      953,000     1,191,000     134,000    1,057,000

Seneca Falls East                 Seneca Falls,
ApartmentsCompany II, L.P.        New York              276,000          253,000      896,000     1,213,000      21,000    1,192,000

Vernon Manor, L.P.                Vernon, Texas         161,000          161,000      786,000       904,000      96,000      808,000

Waterford Place,                  Calhoun
a Limited                         Falls, Sout
Partnership                       Carolina              272,000          272,000    1,189,000     1,518,000     277,000    1,241,000

Yantis Housing, Ltd.              Yantis, Texas         145,000          145,000      633,000       837,000     101,000      736,000
                                                   ---------          ---------- ------------  --------------   -------- -----------
                                                   $  7,454,000       $7,429,000 $ 26,684,000  $ 36,188,000 $ 4,545,000 $ 31,643,000
                                                  =============      ==========  ============  ============ =========== ============


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


x Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                             --------------------------------------------------------------------------------------


                                                      For the year ended December 31, 1998
                              --------------------------------------------------------------------------------------
                                                                   Year Investment                Estimated Useful
      Partnership Name          Rental Income        Net Loss         Acquired         Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------
Vernon Manor, L.P.                        84,000         (31,000)       1994           Completed          40

Waterford Place, a Limited
Partnership                              120,000         (25,000)       1994           Completed          40

Yantis Housing, Ltd.                                                    1994           Completed          40
                                          73,000          (11,000)
                                   --------------     ------------

                                   $   3,122,000      $  (799,000)
                                   ==============     ============


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WNC HOUSING TAX CREDIT FUND IV, L.P., Series 1 (Registrant)


By:  WNC Tax Credit Partners IV, L.P.,  General Partner

By:  WNC & Associates, Inc., General Partner



By:  /s/ Wilfred N. Cooper, Jr.
     --------------------------
Wilfred N. Cooper, Jr., President
Chief Operating Officer of WNC & Associates, Inc.

Date: July 11, 2001


By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha, Vice-President
Chief Financial Officer of WNC & Associates, Inc.

Date: July 11, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Wilfred N. Cooper, Sr.
    --------------------------
Wilfred N. Cooper, Sr., Chairman of the Board
of WNC & Associates, Inc.

Date: July 11, 2001


By: /s/ John B. Lester, Jr.
    -----------------------
John B. Lester, Jr., Director of WNC & Associates, Inc.

Date July 11, 2001


By:  /s/ David N. Shafer
David N Shafer, Director of WNC & Associates, Inc.

Date: July 11, 2001

                             LAUREL CREEK APARTMENTS
                       (A California Limited Partnership)
                          AUDITED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

                             LAUREL CREEK APARTMENTS
                          AUDITED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000




                                TABLE OF CONTENTS
                                                                         Page

Independent Auditors' Report                                               1

Balance Sheet                                                              2

Statement of Income, Expenses and
         Changes in Partners' Capital                                      3

Statement of Cash Flows                                                    4

Notes to Financial Statements                                              5

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Laurel Creek Apartments
San Luis Obispo, California

We have audited the  accompanying  balance  sheet of Laurel Creek  Apartments (A
California Limited Partnership) as of December 31, 2000 and the related statements of income, expenses, and changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laurel Creek Apartments as of December 31, 2000, and the results of its operations for the year then ended in conformity with generally accepted accounting principles.

                                 /s/ Wallace E. Rowe,CPA
                                     Wallace E. Rowe.CPA


February 9, 2001

                             LAUREL CREEK APARTMENTS
                                  BALANCE SHEET
                                DECEMBER 31, 2000

ASSETS

CURRENT ASSETS
         Cash (Note 2)                                        $              27,206
         Accounts receivable                                                    863
         Prepaid expenses                                                     1,149
                                                                 -----------------------------
                  TOTAL CURRENT ASSETS                                       29,218
Restricted reserves (Note 3)                                                 27,619
Land, structures and equipment, net of
         accumulated depreciation of $463,746 (Note 4)                    1,701,608
Organizational costs, net of accumulated
         amortization of $12,325 (Note 5)                                    14,593
                                                              ---------------------------------
                  TOTAL ASSETS                                $           1,773,038
                                                             =================================
LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
         Accounts payable - related party (Note 7)            $              10,325
         Accounts payable - other                                            10,580
         Security deposits payable                                            7,486
         Current portion of long-term debt (Note 6)                          24,717
                                                              ---------------------------------
                  TOTAL CURRENT LIABILITIES                                  53,108

Long-term debt (Note 6)                                                     611,326
                                                              ---------------------------------
                  TOTAL LIABILITIES                                         664,434

Partners' capital                                                         1,108,604
                                                              ---------------------------------
                  TOTAL LIABILITIES AND PARTNERS' CAPITAL     $           1,773,038
                                                              =================================


                             See accompanying notes.

                             LAUREL CREEK APARTMENTS
                        STATEMENT OF INCOME, EXPENSES AND
                          CHANGES IN PARTNERS' CAPITAL
                      FOR THE YEAR ENDED DECEMBER 31, 2000

OPERATING INCOME
         Rental income                                           $          165,469
         Tenant charges                                                       3,874
                                                                 --------------------------------
                  TOTAL INCOME                                              169,343
                                                                 --------------------------------
OPERATING EXPENSES
         Administration                                                      17,996
         Insurance and taxes                                                  4,464
         Maintenance                                                         38,924
         Utilities                                                           19,512
         Depreciation and amortization                                       72,716
                                                                 --------------------------------

                  TOTAL EXPENSES                                            153,612
                                                                 --------------------------------
                  NET INCOME (LOSS)  FROM OPERATIONS                         15,731
                                                                 --------------------------------

OTHER INCOME AND EXPENSES
         Interest income                                                      1,620
         Interest expense                                                   (52,506)
                                                                 --------------------------------

                  NET OTHER INCOME UNDER EXPENSES                           (50,886)
                                                                 --------------------------------
                  NET LOSS                                                  (35,155)

BEGINNING PARTNERS' CAPITAL                                               1,147,135

Partner withdrawals                                                          (3,376)
                                                                 --------------------------------

ENDING PARTNERS' CAPITAL                                         $        1,108,604
                                                                 ================================


                             See accompanying notes.

                             LAUREL CREEK APARTMENTS
                             STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000


CASH FLOWS FROM OPERATING ACTIVITIES

         Net loss                                                $          (35,155)
         Adjustments to reconcile net loss to
             Net cash provided by operating activities
                  Depreciation and amortization                              72,716
                  (Increase) decrease in:
                           Accounts receivable                                  368
                           Prepaid expenses                                    (438)
                           Restricted reserves                               (4,800)
                  Increase (decrease) in:
                           Accounts payable - other                           2,095
                           Accounts payable - related parties               (10,027)
                           Security deposits payable                            456
                                                                 ------------------------------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                           25,215
                                                                 -------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES

         Capital withdrawals                                                 (3,376)
         Payment of debt                                                    (23,843)
                                                                 -------------------------------

         NET CASH USED IN FINANCING ACTIVITIES                              (27,219)
                                                                 -------------------------------

NET INCREASE (DECREASE) IN CASH                                              (2,004)

CASH - BEGINNING OF YEAR                                                     29,210
                                                                 -------------------------------

CASH - END OF YEAR                                               $           27,206
                                                                 ===============================


                             See accompanying notes.
                                       4

                             LAUREL CREEK APARTMENTS
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


Note 1 - DEFINITION OF REPORTING ENTITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The Laurel Creek Apartments is a California Limited Partnership which was formed on May 17, 1994. The partnership was formed to construct, acquire, own, operate, maintain, manage, lease, sell, mortgage or otherwise dispose of a 24 unit apartment complex located in the City of San Luis Obispo, California.

       As of the report date there are two partners in the partnership, consisting of one general and one limited partner.

       Summary of Significant Accounting Policies

       a.     Basis of accounting

              The   partnership  is  accounted  for  on  the  accrual  basis  of accounting. Under this method revenues are recognized when they are earned and expenses are recognized when they are incurred.

              b. Fixed assets and depreciation

              Fixed assets are carried at cost. Expenditures for the fixed assets are capitalized. Maintenance and repairs are charged to operations. Depreciation is calculated using the straight-line basis over the estimated useful lives.

              c. Income taxes

              Taxable income or expenses and related tax credits are not reflected as expenses or credits of the partnership. These items are the responsibilities of the individual partners.

                             LAUREL CREEK APARTMENTS
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

                                   (Continued)

Note 2 - CASH

              Cash  consists  of $26,458  deposited  into  savings  or  checking accounts,  and $748 is on  deposit  with the  State of  California
              Local  Agency  Investment  Fund.  At December  31, 2000 the amount
              deposited   into  the  savings   accounts  and  the  Local  Agency
              Investment  Fund  earned  interest  at rates  from  5.89% to 6.47%
              respectively.

Note 3 - RESTRICTED CASH

              Restricted cash consists of $27,619 maintained in a money market account earning 5.89%. This cash is reserved for the replacement of structures and equipment.

Note 4 - LAND, STRUCTURES AND EQUIPMENT

              Property and equipment and accumulated depreciation consist of the following:

                                                                                   Accumulated
                                                               Cost                Depreciation

               Land                                     $     275,000         $             -
               Building                                     1,868,634                 444,476
               Equipment                                       21,720                  19,270
                                                        -----------------       -----------------

                                                        $   2,165,354         $       463,746
                                                        =================       =================

Note 5 - ORGANIZATION COSTS

              Organization costs and accumulated amortization consist of the following:

                                                                                   Accumulated
                                                               Cost                Amortization

               Organization costs                       $      26,918         $        12,325
                                                        =================       =================

                                       6

                             LAUREL CREEK APARTMENTS
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

                                   (Continued)


Note 6 - NOTE PAYABLE

              The Agency has a  mortgage  note  payable to the First Bank of San
              Luis Obispo. The note requires principal and interest payments totaling $6,381 each month until 9/1/2014. The note bears interest at 8% per annum. The following is a schedule of the debt payment requirements to maturity:

                    Year ending
                    December 31
                         2001                                        $         76,569
                         2002                                                  76,569
                         2003                                                  76,569
                         2004                                                  76,569
                         2005                                                  76,569
                         Thereafter                                           663,595
                                                                     ----------------

                             Total                                          1,046,440

                         Less amounts representing
                            interest                                          410,397
                                                                     ----------------

                                                                     $        636,043

Note 7 - RELATED PARTIES

       The accounting and administrative functions of the partnership are performed by employees of the Housing Authority of the City of San Luis Obispo (the Authority). Two members of the general partner's (San Luis Obispo Nonprofit Housing Corporation) board of directors are also members of the board of commissioner's of the Housing Authority of the City of San Luis Obispo.

       At December 31, 2000 the partnership owed the Authority $10,325. During the year ended December 31, 2000, the partnership paid the Authority $29,723 in maintenance expenses and management fees.

                             LAUREL CREEK APARTMENTS
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

                                   (Continued)

Note 8 - LAND DONATION AND LEASE

       The land upon which the Laurel Creek Apartments were built was originally leased from the City of San Luis Obispo (the City) by the Housing Authority of the City of San Luis Obispo (the Authority). This lease agreement was later assigned from the Authority to the San Luis Obispo Nonprofit Housing Corporation (the Corporation). The lease was later assigned to the Laurel Creek Apartments Partnership. Each of the above mentioned agencies have common board members or in some other manner have oversight responsibilities over the other organizations; which would qualify them as related parties.

       The lease expires on April 29, 2046. The provisions for extending or renewing the lease term are not specified and are contingent upon the continuation of the project being used to provide affordable housing to lower income families. The annual lease payments are $1 per year.

       The land was recorded on the Agency's books of accounts at the appraised value on the date the land lease was assigned to the Agency. This appraised value was $275,000. The value of the land was also recorded as a capital contribution from the general partner on that date.