Form 10-Q
period 2001-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2001-08-13
CIK 913496

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                    For the quarterly period ended June 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number: 0-20057


                      WNC HOUSING TAX CREDIT FUND IV., SERIES  I

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

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2001





PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Balance Sheets
                          June 30, 2001 and March 31, 2001.....................3

                  Statements of Operations
                          For the Three months Ended June 30, 2001 and 2000....4

                  Statement of Partners' Equity (Deficit)
                          For the Three months Ended June 30, 2001.............5

                  Statements of Cash Flows
                          For the Three months Ended June 30, 2001 and 2000....6

                  Notes to Financial Statements................................7

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................... ..12

         Item 3. Quantitative and Qualitative Disclosures About Market Risk...13

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings.......................................... .13

         Item 6. Exhibits and Reports on Form 8-K.............................13

         Signatures...........................................................14

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                       June 30, 2001             March 31, 2001
                                                                   ----------------------      -------------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                        $              300,345      $           312,214
Investments in limited partnerships (Note 2)                                  2,703,495                2,823,846
                                                                 ------------------------     --------------------
                                                                 $            3,003,840      $         3,136,060
                                                                   ======================      ===================
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:

   Payable to limited partnership                                $                2,303      $             2,303
   Accrued fees and expenses due to
     General Partner and affiliates (Note 3)                                    122,168                  115,667
                                                                   ----------------------      -------------------
       Total liabilities                                                        124,471                  117,970
                                                                   ----------------------      -------------------
Partners' equity (deficit):
     General Partner                                                            (71,107)                 (69,720)
     Limited Partners (10,000 units authorized,
       10,000 units issued and outstanding)                                   2,950,476                3,087,810
                                                                   ----------------------      -------------------
     Total partners' equity                                                   2,879,369                3,018,090
                                                                   ----------------------      -------------------
                                                                 $            3,003,840      $         3,136,060
                                                                   ======================      ===================

                 See accompanying notes to financial statements
                                       3

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2001 and 2000
                                   (unaudited)

                                                           2001                                  2000
                                                           Three                                 Three
                                                          Months                                Months
                                                ----------------------------          ----------------------------
Interest income                               $                      2,912          $                      4,569
                                              ------------------------------         -----------------------------
                                                                     2,912                                 4,569
                                               ----------------------------          -----------------------------
Operating expenses:
   Amortization (Note 2)
                                                                     6,021                                 7,124
   Asset management fees (Note 3)                                   10,500                                10,500
   Legal & accounting                                                1,719                                 2,050
   Other                                                             2,554                                 2,235
                                                ----------------------------          ----------------------------
      Total operating expenses                                      20,794                                21,909
                                                ----------------------------          ----------------------------
Loss from operations                                               (17,882)                              (17,340)

Equity in losses of limited
   partnerships (Note 2)                                          (120,839)                             (180,101)
                                                ----------------------------          ----------------------------
Net loss                                      $                   (138,721)         $                   (197,441)
                                                ============================          ============================
Net loss allocated to:
   General partner                            $                     (1,387)         $                     (1,974)
                                                ============================          ============================
   Limited partners                           $                   (137,334)         $                   (195,467)
                                                ============================          ============================
Net loss per limited partner unit             $                        (14)         $                        (20)
                                                ============================          ============================
Outstanding weighted limited
   partner units                                                    10,000                                10,000
                                                ============================          ============================

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2001
                                   (unaudited)

                                                           General              Limited
                                                           Partner              Partners                 Total
                                                        ---------------    -------------------      ----------------
Partners' equity (deficit) at March 31, 2001          $       (69,720)   $         3,087,810      $      3,018,090

   Net loss                                                    (1,387)              (137,334)             (138,721)
                                                        ---------------    -------------------      ----------------

Partners' equity (deficit) at June 30, 2001           $       (71,107)   $         2,950,476     $       2,879,369
                                                        ===============    ===================      ================

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2001 and 2000
                                   (unaudited)


                                                                               2001                     2000
                                                                         ------------------       -----------------
Cash flows from operating activities:
   Net loss                                                            $         (138,721)      $        (197,441)
   Adjustments to reconcile net loss to
   net cash provided by( used in) operating activities:
      Amortization                                                                  6,021                   7,124
      Equity in losses of limited partnerships                                    120,839                 180,101
      Change in other assets                                                            -                  18,435
      Change in accrued fees and expenses due to
        General Partner and affiliates                                              6,502                   9,574
                                                                         ------------------       -----------------
Net cash provided by (used in) operating activities                                (5,359)                 17,793
                                                                         ------------------       -----------------
Cash flows from investing activities:
      Investments in limited partnerships                                         (16,028)                      -
      Distributions from limited partnerships                                       9,519                   7,626
                                                                         ------------------       -----------------
Net cash provided by (used in) investing activities                                (6,509)                  7,626
                                                                         ------------------       -----------------
Net increase (decrease) in cash and cash equivalents                              (11,868)                 25,419

Cash and cash equivalents, beginning of period                                    312,213                 310,214
                                                                         ------------------       -----------------
Cash and cash equivalents, end of period                               $          300,345       $         335,633
                                                                         ==================       =================
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
   Taxes paid                                                          $              800       $             800
                                                                         ==================       =================
  See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                             For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)






NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2001.

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

The Partnership Agreement authorized the sale of up to 10,000 units at $1,000 per Unit ("Units"). The offering of Units concluded in July 1994 at which time 10,000 Units in the amount of $10,000,000 had been accepted. The General Partner has 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)




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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------
The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. The Partnership had no cash equivalents as of June 30, 2001 and March 31, 2001.

Concentration of Credit Risk
----------------------------
At June 30, 2001, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

Net Loss Per Limited Partner Unit
---------------------------------
Net loss per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

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

Equity in losses of Local Limited Partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS, continued
------------------------------------------------------
applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                   Three Months Ended                Year Ended
                                                                     June 30, 2001                 March 31, 2001
                                                                  ---------------------          -------------------

Investments per balance sheet,
   beginning of period                                         $            2,823,846          $         3,538,899
Capital contributions paid, net                                                16,028                          (28)
Distributions received                                                         (9,519)                     (20,141)
Equity in losses of limited partnerships                                     (120,839)                    (666,388)
Amortization of paid acquisition fees and costs                                (6,021)                     (28,496)
                                                                  ---------------------          -------------------
Investments per balance sheet,
   end of period                                               $            2,703,495          $         2,823,846
                                                                  =====================          ===================

Selected financial information for the three months ended June 30, 2001 and 2000, from the unaudited combined condensed financial statements of the limited partnership in which the Partnership has invested as follows:

                                                                         2001                           2000
                                                                  -------------------            -------------------
               Revenues                                         $             849,000           $          835,000
                                                                  -------------------            -------------------
          Expenses:
             Interest expense                                                 210,000                      226,000
             Depreciation and amortization                                    286,000                      264,000
             Operating expenses                                               549,000                      549,000
                                                                   -------------------            -------------------
             Total expenses                                                 1,045,000                    1,039,000
                                                                  -------------------            -------------------
          Net loss                                              $            (196,000)           $        (204,000)
                                                                  ===================            ===================
          Net loss allocable to the Partnership                 $            (193,000)           $        (202,000)
                                                                  ===================            ===================
          Net loss recorded by the Partnership                  $            (121,000)           $        (180,000)
                                                                  ===================            ===================

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS, continued
------------------------------------------------------

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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
Under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. The base fee amount will be adjusted annually based on changes to the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Asset management fees of $10,500 were incurred for each of the three months ended June 30, 2001 and 2000. The Partnership paid $7,500 and $0 of those asset management fees during the three months ended June 30, 2001 and 2000, respectively.

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

The accrued fees and advances due to General Partner and affiliates consists of the following:

                                                                      June 30, 2001               March 31, 2001
                                                                  ----------------------        --------------------
       Reimbursement for expenses paid by the General
            Partner or an affiliate                            $                  3,501      $                    0
       Asset management fee payable                                             118,667                     115,667
                                                                  ----------------------        --------------------

                                                               $                122,168      $              115,667
                                                                  ======================        ====================

NOTE 4 - INCOME TAXES
---------------------
The Partnership will not make a provision for income taxes since all items of taxable income and loss will be allocated to the partners for inclusion in their respective income tax returns.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations orward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

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

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.


The following discussion and analysis compares the results of operations for the three and three months ended June 30, 2001 and 2000, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2001 consisted primarily of $300,000 in cash and aggregate investments in the twenty-one Local Limited Partnerships of $2,703,000. Liabilities at June 30, 2001 consisted primarily of $122,000 in accrued asset management fees.

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000. The Partnership's net loss for the three months ended June 30, 2001 was $(138,000), reflecting a decrease of $59,000 from the net loss experienced for the three months ended June 30, 2000 of $(197,000). The decline in net loss is primarily due to a decrease of $(59,000) in equity in losses of the Local Limited Partnerships, due to certain investments in Local Limited Partnerships reaching a zero balance. Loss from operations decreased insignificantly, from ($17,000) for the three months ended June 30, 2000 to ($18,000) for the three months ended June 30, 2001.

Cash Flows

Three months Ended June 30, 2001 Compared to Three months Ended June 30, 2000. Net decrease in cash during the three months ended June 30, 2001 was ($12,000), reflecting a ($37,000) change in cash, compared to a net increase in cash for the three months ended June 30, 2000 of $25,000. The ($37,000) decrease was due to a decrease in investments in limited partnerships of ($16,000) and a decrease of (23,000) from operating activities, which was offset by an increase in distributions received from certain Local Limited Partnerships of $2,000, from $7,000 for the three months ended June 30, 2000 compared, to the $9,000 for the three months ended June 30, 2001.

During the three months ended June 30, 2001,accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $7,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of forseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2001, to be sufficient to meet all currently foreseeable future cash requirements.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., Series 1

By:  WNC Tax Credit Partners IV, L.P.       General Partner of the Registrant


By:  WNC & ASSOCIATES, INC.
General Partner of WNC Tax Credit Partners IV, L.P.





By:  /s/ Will N Cooper Jr.
     ---------------------

Will N Cooper, Jr., President
Chief Operating Officer of WNC & Associates, Inc.

Date:  July 26, 2001





By:  /s/ Thomas J. Riha
     -------------------

Thomas J. Riha, Vice President
Chief Financial Officer of WNC & Associates, Inc.

Date:  July 26, 2001