Form 10-Q
period 2001-12-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2002-02-13
CIK 913496

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                         Commission file number: 0-20057


                      WNC HOUSING TAX CREDIT FUND IV, L.P.,series 1

                              California 33-0391979
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)


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

Yes             No        X
    -----------    ------------------

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

              For the Three and Nine Months Ended December 31, 2001





PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

        Balance Sheets
         December 31, 2001 and March 31, 2001............................... ..3

        Statements of Operations
         For the Three and Nine Months Ended December 31, 2001 and 2000...... .4

        Statement of Partners' Equity (Deficit)
         For the Nine Months Ended December 31, 2001......................... .5

        Statements of Cash Flows
         For the Nine Months Ended December 31, 2001 and 2000............... ..6

        Notes to Financial Statements........................................ .7

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................13

  Item 3. Quantitative and Qualitative Disclosures About Market Risk..........15

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings...................................................15

  Item 6. Exhibits and Reports on Form 8-K....................................15

  Signatures..................................................................16

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                     December 31, 2001           March 31, 2001
                                                                   ----------------------      -------------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                        $              270,460      $           312,214
Investments in limited partnerships, net (Note 2)                             2,423,321                2,823,846
                                                                   ----------------------      -------------------

       Total assets                                              $            2,693,781      $         3,136,060
                                                                   ======================      ===================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:

   Payable to limited partnership                                $                2,303      $             2,303
   Accrued fees and expenses due to
     General Partner and affiliates (Note 3)                                    122,732                  115,667
                                                                   ----------------------      -------------------

       Total liabilities                                                        125,035                  117,970
                                                                   ----------------------      -------------------

Partners' equity (deficit):
     General Partner                                                            (74,213)                 (69,720)
     Limited Partners (10,000 units authorized,
       10,000 units issued and outstanding)                                   2,642,959                3,087,810
                                                                   ----------------------      -------------------

     Total partners' equity                                                   2,568,746                3,018,090
                                                                   ----------------------      -------------------

                                                                 $            2,693,781      $         3,136,060
                                                                   ======================      ===================

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2001 and 2000
                                   (unaudited)

                                                             2001                                           2000
                                           ------------------------------------------     -----------------------------------------
                                                 Three                   Nine                   Three                  Nine
                                                 Months                 Months                 Months                 Months
                                           -------------------     ------------------     ------------------     ------------------
Interest income                          $             1,337     $            6,645     $            4,838     $           14,260
Miscellaneous income                                       -                      -                      -                  4,200
                                           -------------------     ------------------     ------------------     ------------------
                                                       1,337                  6,645                  4,838                 18,460
                                           -------------------     ------------------     ------------------     ------------------
Operating expenses:
   Amortization (Note 2)                               5,953                 17,995                  7,124                 21,372
   Asset management fees (Note 3)                     10,500                 31,500                 10,500                 31,500
   Legal & accounting                                  2,075                 16,970                  2,230                 17,713
   Other                                               3,249                  6,647                    319                  5,345
                                           -------------------     ------------------     ------------------     ------------------
      Total operating expenses                        21,777                 73,112                 20,173                 75,930
                                           -------------------     ------------------     ------------------     ------------------
Loss from operations                                 (20,440)               (66,467)               (15,335)               (57,470)
Equity in losses of limited
   partnerships (Note 2)                             (87,257)              (382,877)              (179,158)              (539,360)
                                           -------------------     ------------------     ------------------     ------------------
Net loss                                 $          (107,697)    $         (449,344)    $         (194,493)    $         (596,830)
                                           ===================     ==================     ==================     ==================
Net loss allocated to:
   General partner                       $            (1,077)    $           (4,493)    $           (1,945)    $           (5,968)
                                           ===================     ==================     ==================     ==================
   Limited partners                      $          (106,620)    $         (444,851)    $         (192,548)    $         (590,862)
                                           ===================     ==================     ==================     ==================
Net loss per limited partner unit        $               (11)    $              (44)    $              (19)    $              (60)
                                           ===================     ==================     ==================     ==================
Outstanding weighted
   limited partner units                              10,000                 10,000                 10,000                 10,000
                                           ===================     ==================     ==================     ==================

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2001
                                   (unaudited)

                                                           General              Limited
                                                           Partner              Partners                Total
                                                        ---------------    -------------------      ---------------

Partners' equity (deficit) at March 31, 2001          $       (69,720)   $         3,087,810      $     3,018,090

   Net loss                                                    (4,493)              (444,851)            (449,344)
                                                        ---------------    -------------------      ---------------

Partners' equity (deficit) at December 31, 2001       $       (74,213)   $         2,642,959      $     2,568,746
                                                        ===============    ===================      ===============


                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2001 and 2000
                                   (unaudited)


                                                                               2001                     2000
                                                                         ------------------       -----------------
Cash flows from operating activities:
   Net loss                                                            $         (449,344)      $        (596,830)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Amortization                                                                 17,995                  21,371
      Equity in losses of limited partnerships                                    382,877                 539,360
      Change in other assets                                                            -                  18,407
      Change in accrued fees and expenses due to
        General Partner and affiliates                                              7,065                   8,643
                                                                         ------------------       -----------------
Net cash used in operating activities                                             (41,407)                 (9,049)
                                                                         ------------------       -----------------
Cash flows from investing activities:
      Investments in limited partnerships                                         (16,028)                      -
      Distributions from limited partnerships                                      15,681                  14,351
                                                                         ------------------       -----------------
Net cash (used in) provided by investing activities                                  (347)                 14,351
                                                                         ------------------       -----------------
Net (decrease) increase in cash and cash equivalents                              (41,754)                  5,302

Cash and cash equivalents, beginning of period                                    312,214                 310,214
                                                                         ------------------       -----------------
Cash and cash equivalents, end of period                               $          270,460       $         315,516
                                                                         ==================       =================

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
   Taxes paid                                                          $              800       $             800
                                                                         ==================       =================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              For the Three and Nine Months Ended December 31, 2001
                                   (unaudited)






NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2001.

Organization
------------
WNC Housing Tax Credit Fund IV, L.P., Series 1, a California Limited Partnership (the "Partnership"), was formed on May 4, 1993 under the laws of the state of California, and commenced operations on October 20, 1993. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for low-income housing credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

The general partner is WNC Tax Credit Partners, IV, L.P. (the "General Partner"), a California limited partnership. WNC & Associates, Inc. ("WNC") is the general partner of the General Partner. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 93.65% of the outstanding stock of WNC. Wilfred N. Cooper, Jr., President of WNC, owns 3.01% of the outstanding stock of WNC. The business of the Partnership is conducted primarily through WNC as neither the General Partner nor the Partnership has employees of their own.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For the Three and Nine Months Ended December 31, 2001
                                   (unaudited)




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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For the Three and Nine Months Ended December 31, 2001
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------
The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. The Partnership had no cash equivalents as of December 31, 2001 and March 31, 2001.

Concentration of Credit Risk
----------------------------
At December 31, 2001, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

Reclassification
----------------
Certain prior period balances have been reclassified to conform to the presentation for the three and nine months ended December 31, 2001.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For the Three and Nine Months Ended December 31, 2001
                                   (unaudited)


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

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                   Nine Months Ended                 Year Ended
                                                                   December 31, 2001               March 31, 2001
                                                                  ---------------------          -------------------

Investments per balance sheet,
   beginning of period                                         $            2,823,846          $         3,538,899
Capital contributions paid, net                                                16,028                          (28)
Distributions received from limited partnerships                              (15,681)                     (20,141)
Equity in losses of limited partnerships                                     (382,877)                    (666,388)
Amortization of capitalized acquisition fees and costs                        (17,995)                     (28,496)
                                                                  ---------------------          -------------------
Investments per balance sheet,
   end of period                                               $            2,423,321          $         2,823,846
                                                                  =====================          ===================

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For the Three and Nine Months Ended December 31, 2001
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
Selected financial information for the nine months ended December 31, 2001 and 2000 from the unaudited combined condensed financial statements of the limited partnership in which the Partnership has invested as follows:

                                                                         2001                           2000
                                                                  -------------------            -------------------
               Revenues                                         $         2,548,000           $          2,506,000
                                                                  -------------------            -------------------

          Expenses:
             Interest expense                                               631,000                        679,000
             Depreciation and amortization                                  856,000                        793,000
             Operating expenses                                           1,649,000                      1,647,000
                                                                  -------------------            -------------------

             Total expenses                                               3,136,000                      3,119,000
                                                                  -------------------            -------------------

          Net loss                                              $          (588,000)           $          (613,000)
                                                                  ===================            ===================

          Net loss allocable to the Partnership                 $          (579,000)           $          (605,000)
                                                                  ===================            ===================

          Net loss recorded by the Partnership                  $          (383,000)           $          (539,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
Under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. The base fee amount will be adjusted annually based on changes to the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Asset management fees of $31,500 were incurred for each of the nine months ended December 31, 2001 and 2000. The Partnership paid $24,500 and $22,500 of those asset management fees during the nine months ended December 31, 2001 and 2000, respectively.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For the Three and Nine Months Ended December 31, 2001
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------
The accrued fees and advances due to General Partner and affiliates consisted of the following:

                                                                    December 31, 2001             March 31, 2001
                                                                  ----------------------        --------------------

       Reimbursement for expenses paid by the General
            Partner or an affiliate                            $                     65      $                    -
       Asset management fee payable                                             122,667                     115,667
                                                                  ----------------------        --------------------

                                                               $                122,732      $              115,667
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward-looking statements. Such statements are based on current expectations subject to uncertainties and other factors, which may involve known and unknown risks that could cause actual results of operations to differ materially from those, projected or implied. Further, certain forward-looking statements are based upon assumptions about future events, which may not prove to be accurate.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2001 and 2000, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2001 consisted primarily of $270,000 in cash and aggregate investments in the twenty-one Local Limited Partnerships of $2,423,000. Liabilities at December 31, 2001 consisted primarily of $122,000 in accrued asset management fees payable to the General Partner.

Results of Operations

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000. The Partnership's net loss for the three months ended December 31, 2001 was $(108,000), reflecting a decrease of $86,000 from the net loss experienced for the three months ended December 31, 2000 of $(194,000). The decrease in net loss is primarily due to equity in losses of Local Limited Partnerships which decreased by $92,000 to $(87,000) for the three months ended December 31, 2001 from $(179,000) for the three months ended December 31, 2000. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2001. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. This decrease was offset primarily by the reduction of interest income by $4,000 to $1,000 for the three months ended December 31, 2001 from $5,000 for the three months ended December 31, 2000. Included in the losses in equity of Local Limited Partnerships is a reduction by $21,000 of the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

Nine Months Ended December 31, 2001 Compared to Nine Months Ended December 31, 2000. The Partnership's net loss for the nine months ended December 31, 2001 was $(449,000), reflecting a decrease of $148,000 from the net loss experienced for the nine months ended December 31, 2000 of $(597,000). The decrease in net loss is primarily due to equity in losses of Local Limited Partnerships which decreased by $156,000 to $(383,000) for the nine months ended December 31, 2001 from $(539,000) for the nine months ended December 31, 2000. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2001. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. This decrease was offset by the reduction of interest and miscellaneous income by $11,000 to $7,000 for the nine months ended December 31, 2001 from $18,000 for the nine months ended December 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued Nine Months Ended December 31, 2001 Compared to Nine Months Ended December 31, 2000, continued

Included in the losses of equity of Local Limited Partnerships is a reduction by $98,000 of the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

Cash Flows

Nine months Ended December 31, 2001 Compared to Nine months Ended December 31, 2000. Net decrease in cash during the nine months ended December 31, 2001 was ($42,000) compared to a net increase in cash for the nine months ended December 31, 2000 of $5,000. The $47,000 decrease was due to an increase in investments in Vernon Manor of ($16,000), which was offset by distribution from limited partnerships by $1,000, and an increase of $32,000 from operating activities in the nine months ended December 31, 2001.

During the nine months ended December 31, 2001, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $7,000. The General Partner does not anticipate that these accrual fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2001, to be sufficient to meet all currently foreseeable future cash requirements.

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





By:  /s/ Wilfred N Cooper Jr.
     ------------------------

Will N Cooper, Jr., President
Chief Operating Officer of WNC & Associates, Inc.

Date:  February 6, 2002





By:  /s/ Thomas J. Riha
     -------------------

Thomas J. Riha, Vice President
Chief Financial Officer of WNC & Associates, Inc.

Date:  February 6, 2002