Form 10-K
period 2002-03-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2002-06-07
CIK 913496

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

        x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

                                       OR

      o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number: 0-26048


                  WNC HOUSING TAX CREDITS FUND IV, L.P.Series 1

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

                      UNITS OF LIMITED PARTNERSHIP INTEREST

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__X_    No ___

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

The general partner of the Partnership is WNC Tax Credit Partners IV, L.P. ("TCP IV"). The general partner of TCP IV is WNC & Associates, Inc. ("Associates"). Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 93.65% of the outstanding stock of Associates. Wilfred N. Cooper, Jr., President of Associates, owns 3.01% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates as neither TCP IV nor the Partnership have employees of their own.

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

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a multi-family housing complex (the"Housing Complex") which will qualify for the Low Income Housing Credit. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. The Housing Complex is subject to a fifteen-year compliance period (the"Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

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

As of March 31, 2002, the Partnership had invested in twenty-one Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the twenty-one Housing Complexes as the dates and for the periods indicated:

    PAGE>




                                                                                -------------------------   ------------------------
                                                                                  As of March 31, 2002       As of December 31, 2001
                                                                                -------------------------   ------------------------
                                                           Partnership's                                    Estimated   Encumbrances
                                                          Total Investment   Amount of                      Low Income      of Local
                                                           In Local Limited  Investment  Number              Housing        Limited
 Partnership Name      Location    General Partner Name    Partnerships    Paid to Date  Of Units Occupancy  Credits    Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Alpine Manor,          Alpine,      1600 Capital Company,
L.P.                   Texas        Inc.                  $  195,000    $   195,000         36       100% $    394,000  $    909,000

Baycity Village                     Green Companies
Apartments, Limited    Baytown,     Development
Partnership            Texas        Group, Inc.              301,000        301,000         62        97%      629,000     1,455,000

Beckwood Manor Seven   Marianna,    Phillips Development
Limited Partnership    Arkansas     Corporation              307,000        307,000         42        98%      636,000     1,383,000

Briscoe Manor Limited  Galena,      McKnight &
Partnership            Maryland     Decoster, Inc.           308,000        308,000         31       100%      648,000     1,481,000

Evergreen
Four Limited           Maynard,     Phillips Development
Partnership            Arkansas     Corporation              195,000        195,000         24        88%      402,000       865,000

Fawn Haven Limited     Manchester,  Georg E. Maharg and
Partnership            Ohio         Maharg Realty, Inc.      167,000        167,000         28        96%      376,000       851,000

Fort Stockton          Ft.Stockton, 1600 Capital
Manor, L.P.            Texas        Company,Inc.             224,000        224,000         36       100%      453,000     1,046,000

Hidden
Valley Limited         Gallup, New  Alan Deke
Partnership            Mexico       Noftsker                 412,000        412,000         40       100%      801,000     1,477,000

HOI Limited                         North
Partnership Of         Lenoir,      Housing Opportunities,
Lenoir                 Carolina     Inc.                     198,000        198,000         34       100%      400,000       539,000

Indian Creek Limited   Bucyrus,     Georg E.
Partnership            Ohio         Maharg                   306,000        306,000         48        85%      637,000     1,462,000

Laurel                 San Luis     San Luis Obispo
Creek                  Obispo,      Non-Profit
Apartments             California   Housing Corp.          1,030,000      1,030,000         24       100%    2,103,000       611,000

Madisonville
Manor Senior
Citizens               Madisonville,
Complex, Ltd.          Texas        Jean Johnson             174,000        174,000         32        91%      375,000       898,000



                                                                                -------------------------   ------------------------
                                                                                  As of March 31, 2002       As of December 31, 2001
                                                                                -------------------------   ------------------------
                                                           Partnership's                                    Estimated   Encumbrances
                                                          Total Investment   Amount of                      Low Income      of Local
                                                           In Local Limited  Investment  Number              Housing        Limited
 Partnership Name      Location    General Partner Name    Partnerships    Paid to Date  Of Units Occupancy  Credits    Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Mt. Graham             Safford,     Rural Housing,
Housing, Ltd.          Arizona      Inc.                     410,000        410,000         40        93%      788,000     1,400,000

Northside Plaza        Angleton,    Jean
Apartments, Ltd.       Texas        Johnson                  282,000        282,000         48        96%      607,000     1,354,000

Pampa Manor,           Pampa,       1600 Capital
L.P.                   Texas        Company,Inc.             180,000        180,000         32        91%      363,000       841,000

                                    Community Housing
                                    Assistance Program,
Regency                             Inc., a California
Court                  Monrovia,    Nonprofit
Partners               California   Corporation            1,692,000      1,690,000        115       100%    3,293,000     5,088,000

Sandpiper Square, a
Limited   North        Aulander,    I. Norwood
Partnership            Carolina     Stone                    219,000        219,000         24        92%      433,000       942,000

Seneca Falls East      Seneca       David R. Bacon
Apartments             Falls, New   and Frank
Company II, L.P.       York         Salvatore                270,000        270,000         32       100%      360,000       888,000

Vernon Manor,          Vernon,      1600 Capital Company,
L.P.                   Texas        Inc.                     177,000        177,000         28        96%      325,000       748,000

                                    Thomas E. Connelly, Jr.,
                       Calhoun      TEC Rental Properties
Waterford Place,       Falls,       Inc., Warren H.
a Limited              South        Abernathy, II and Solid
Partnership            Carolina     South, Inc.              272,000        272,000         32       100%      549,000     1,174,000

Yantis Housing,        Yantis,      Charles
Ltd.                   Texas        Cannon Jr.                145,000        145,000        24        92%      287,000       625,000
                                                          -----------   ------------       ----      ----- ------------ ------------
                                                          $ 7,464,000   $  7,462,000       812        96% $ 14,859,000  $ 26,037,000
                                                          ===========   ============       ===       ===== ===========  ============

                                             -----------------------------------------------------------------------
                                                              For the year ended December 31, 2001
                                             -----------------------------------------------------------------------
                                                                                                Low Income Housing
                                                                                                 Credits Allocated
                 Partnership Name                Rental Income             Net Loss               to Partnership
--------------------------------------------------------------------------------------------------------------------
Alpine Manor, L.P.                                   $ 113,000            $ (19,000)                 99%

Baycity Village Apartments, Limited
Partnership                                            248,000              (51,000)                 99%

Beckwood Manor Seven Limited Partnership               148,000              (75,000)                 95%

Briscoe Manor Limited Partnership                      174,000              (64,000)                 99%

Evergreen Four Limited Partnership                      89,000              (37,000)                 95%

Fawn Haven Limited Partnership                          84,000              (24,000)                 99%

Fort Stockton Manor, L.P.                              123,000              (14,000)                 99%

Hidden Valley Limited Partnership                      176,000              (18,000)                 99%

HOI Limited Partnership Of Lenoir                      142,000              (26,000)                 99%

Indian Creek Limited Partnership                       145,000              (33,000)                 99%

Laurel Creek Apartments                                180,000               (4,000)                 99%

Madisonville Manor Senior Citizens
Complex, Ltd.                                          104,000              (12,000)                 99%

Mt. Graham Housing, Ltd.                               138,000              (69,000)                 99%

Northside Plaza Apartments, Ltd.                       151,000              (30,000)                 99%

Pampa Manor, L.P.                                       94,000              (27,000)                 99%

Regency Court Partners                                 657,000             (162,000)                 99%

Sandpiper Square, a Limited Partnership                 99,000              (17,000)                 99%

Seneca Falls East Apartments Company
II, L.P.                                               144,000              (27,000)               99.98%

Vernon Manor, L.P.                                      92,000               (4,000)                 99%

Waterford Place, a Limited Partnership                 125,000              (50,000)                 99%

Yantis Housing, Ltd.                                    73,000              (26,000)                 99%
                                                   -----------          ------------
                                                   $ 3,299,000          $  (789,000)
                                                   ===========          ============

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

(b)  At March 31, 2002, there were 732 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2002.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                  March 31                              December 31
                              --------------------------------------------------  ------------------------
                                 2002         2001         2000         1999         1998         1997
                              -----------  -----------  -----------  -----------  -----------  -----------
ASSETS

Cash and cash equivalents   $    277,292 $    312,214 $    310,214 $    341,350 $    389,536 $    778,448
Investments in limited
  partnerships, net            2,234,002    2,823,846    3,538,899    4,298,485    4,495,621    4,976,247
Due from affiliate                                  -       18,407            -            -            -
Other assets                                        -            -            -            -        3,000
                              -----------  -----------  -----------  -----------  -----------  -----------
                            $  2,511,294 $  3,136,060 $  3,867,520 $  4,639,835 $  4,885,157 $  5,757,695
                              ===========  ===========  ===========  ===========  ===========  ===========
LIABILITIES
Payables to limited                      $
partnerships                $      2,303        2,303 $      2,303 $     25,301 $     25,301 $     84,303
Accrued fees and expenses
  due to general partner
  and affiliates                 134,569      115,667      104,593       80,940      106,500       65,235

PARTNERS' EQUITY               2,374,422    3,018,090    3,760,624    4,533,594    4,753,356    5,608,157
                              -----------  -----------  -----------  -----------  -----------  -----------
                            $  2,511,294 $  3,136,060 $  3,867,520 $  4,639,835 $  4,885,157 $  5,757,695
                              ===========  ===========  ===========  ===========  ===========  ===========


Selected results of operations, cash flows and other information for the Partnership are as follows:

                                  For the Years Ended              For the Three Months       For the Years Ended
                                        March 31                      Ended March 31              December 31
                          -------------------------------------   -----------------------   ------------------------
                             2002         2001         2000         1999         1998         1998          1997
                          -----------  -----------  -----------   ----------   ----------   ----------   -----------
                                                                               (Unaudited

Loss from operations    $    (78,700) $   (76,146)$    (79,134)$    (33,750)$    (17,496)$   (126,723)$     (62,968)
Equity in losses of
limited
  partnerships              (564,968)    (666,388)    (693,836)    (186,012)    (185,500)    (728,078)     (764,430)
                          -----------  -----------  -----------   ----------   ----------   ----------   -----------
Net loss                $   (643,668) $  (742,534)$   (772,970)$   (219,762)$   (202,996)$   (854,801)$    (827,398)
                          ===========  ===========  ===========   ==========   ==========   ==========   ===========
Net loss allocated to:
  General Partner       $     (6,437) $    (7,425)$     (7,730)$     (2,198)$     (2,030)$     (8,548)$      (8,274)
                          ===========  ===========  ===========   ==========   ==========   ==========   ===========
   Limited Partners     $   (637,231) $  (735,109)$   (765,240)$   (217,564)$   (200,966)$   (846,253)$    (819,124)
                          ===========  ===========  ===========   ==========   ==========   ==========   ===========
Net loss per limited
  partner unit          $     (63.72) $    (73.51)$     (76.52)$     (21.76)$     (20.10)$     (84.63)$      (81.91)
                          ===========  ===========  ===========   ==========   ==========   ==========   ===========
Outstanding weighted
  limited partner units       10,000       10,000       10,000       10,000       10,000       10,000        10,000
                          ===========  ===========  ===========   ==========   ==========   ==========   ===========

                                  For the Years Ended              For the Three Months       For the Years Ended
                                        March 31                      Ended March 31              December 31
                          -------------------------------------   -----------------------   ------------------------
                             2002         2001         2000         1999         1998         1998          1997
                          -----------  -----------  -----------   ----------   ----------   ----------   -----------
Net cash provided by
  (used in):
  Operating activities  $    (35,847)$    (18,169)$    (45,392)$    (52,186)$     (5,082)$    (54,089)$     (51,546)
  Investing activities           925       20,169       14,256        4,000        5,225     (334,823)     (170,284)
  Financing activities             -            -            -            -            -            -         3,253
                          -----------  -----------  -----------   ----------   ----------   ----------   -----------
Net change in cash
and
  cash equivalents           (34,922)      2,000       (31,136)     (48,186)        143      (388,912)     (218,577)

Cash and cash equivalents,
  beginning of period        312,214      310,214      341,350      389,536      778,448      778,448       997,025
                          -----------  -----------  -----------   ----------   ----------   ----------   -----------
Cash and cash equivalents,
  end of period         $    277,292 $    312,214 $    310,214  $   341,350  $   778,591  $   389,536  $    778,448
                          ===========  ===========  ===========   ==========   ==========   ==========   ===========

Low Income Housing Credit per Unit was as follows for the years ended December 31:

                                     2001            2000             1999             1998             1997
                                 -------------   --------------   -------------    -------------    -------------
Federal                        $          145  $           149  $          146   $          142   $          143

State                                       -                -               -                -                -
                                 -------------   --------------   -------------    -------------    -------------
Total                          $          145  $           149  $          146   $          142   $          143
                                 =============   ==============   =============    =============    =============

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

Financial Condition

The Partnership's assets at March 31, 2002 consisted primarily of $277,000 in cash and aggregate investments in the twenty-one Local Limited Partnerships of $2,234,000. Liabilities at March 31, 2002 were $137,000, of which $133,000 was accrued annual management fees, and $2,000 was payables to limited partnerships.

Results of Operations

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001. The Partnership's net loss for the year ended March 31, 2002 was $(644,000), reflecting a decrease of $99,000 from the net loss experienced for the year ended March 31, 2001. The decline in net loss is primarily due to equity in losses of limited partnerships which declined by $101,000 to $(565,000) for the year ended March 31, 2002 from $(666,000) for the year ended March 31, 2001. Equity in losses of limited partnerships decreased from prior year due to a reduction of the write-off of acquisition fees and costs in the current year related to the investments that have gone below zero.

Year  Ended  March  31,  2001   Compared  to  Year  Ended  March  31,  2000  The
Partnership's net loss for the year ended March 31, 2001 was $(743,000), reflecting a decrease of $30,000 from the net loss experienced for the year ended March 31, 2000. The decline in net loss is primarily due to equity in losses of limited partnerships which declined by $28,000 to $(666,000) for the year ended March 31, 2001 from $(694,000) for the year ended March 31, 2000. Equity in losses of limited partnerships increased due to the reduction of the cooperative net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at March 31, 2000. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized.

Cash Flows

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001. Net cash used during the year ended March 31, 2002 was $(35,000), compared to net cash provided for the year ended March 31, 2001 of $2,000. The change was primarily due to a $18,000 increase of cash used for operating expenses of which $10,000 resulted from a decrease in interest income, and an increase of $16,000 in capital contributions paid to the Local Limited Partnerships.

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

The Partnership expects its future cash flows, together with its net available assets at March 31, 2002, to be sufficient to meet all currently foreseeable future cash requirements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 1


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund IV, L.P., Series 1 (a California Limited Partnership) (the "Partnership") as of March 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 72% and 69% of the total assets of the Partnership at March 31, 2002 and 2001, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund IV, L.P., Series 1 (a California Limited Partnership) as of March 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended March 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.




                                                   /S/BDO SEIDMAN, LLP
                                                      BDO SEIDMAN, LLP

Orange County, California
May 16, 2002

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                               March 31
                                                                    -------------------------------
                                                                        2002             2001
                                                                    --------------   --------------

ASSETS

Cash and cash equivalents                                         $       277,292  $       312,214
Investments in limited partnerships (Notes 2 and 3)                     2,234,002        2,823,846
                                                                    --------------   --------------

                                                                  $     2,511,294  $     3,136,060
                                                                    ==============   ==============

LIABILITIES AND PARTNERS' EQUITY
  (DEFICIT)

Liabilities:
   Payables to limited partnerships (Note 4)                      $         2,303  $         2,303
   Accrued fees and advances due to General
     Partner and affiliate (Note 3)                                       134,569          115,667
                                                                    --------------   --------------

     Total liabilities                                                    136,872          117,970
                                                                    --------------   --------------

Commitments and contingencies

Partners' equity (deficit):
   General partner                                                        (76,157)         (69,720)
   Limited partners (10,000 units authorized,
     10,000 units issued and outstanding)                               2,450,579        3,087,810
                                                                    --------------   --------------

     Total partners' equity                                             2,374,422        3,018,090
                                                                    --------------   --------------

                                                                  $     2,511,294  $     3,136,060
                                                                    ==============   ==============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS





                                                                       For the Years Ended
                                                                             March 31
                                                            -------------------------------------------
                                                               2002            2001           2000
                                                            ------------   -------------   ------------
Interest income                                           $       7,808  $       18,304  $      15,541
Other income                                                      9,798           4,200              -
                                                            ------------   -------------   ------------

Total income                                                     17,606          22,504         15,541
                                                            ------------   -------------   ------------
Operating expenses:
   Amortization (Notes 2 and 3)                                  23,951          28,496         28,496
   Asset management fees (Note 3)                                42,000          42,000         42,105
   Other                                                         30,355          28,154         24,074
                                                            ------------   -------------   ------------

    Total operating expenses                                     96,306          98,650         94,675
                                                            ------------   -------------   ------------

Loss from operations                                            (78,700)        (76,146)       (79,134)

Equity in losses of limited
  partnerships (Note 2)                                        (564,968)       (666,388)      (693,836)
                                                            ------------   -------------   ------------

Net loss                                                  $    (643,668) $     (742,534) $    (772,970)
                                                            ============   =============   ============

Net loss allocated to:
   General partner                                        $      (6,437) $       (7,425) $      (7,730)
                                                            ============   =============   ============

   Limited partners                                       $    (637,231) $     (735,109) $    (765,240)
                                                            ============   =============   ============

Net loss per limited partner unit                         $      (63.72) $       (73.51) $      (76.52)
                                                            ============   =============   ============

Outstanding weighted limited
  partner units                                                  10,000          10,000         10,000
                                                            ============   =============   ============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                For The Years Ended March 31, 2002, 2001 and 2000


                                                               General            Limited              Total
                                                               Partner            Partners
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 1999              $        (54,565)  $     4,588,159    $      4,533,594

Net loss                                                            (7,730)         (765,240)           (772,970)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2000                       (62,295)        3,822,919           3,760,624

Net loss                                                            (7,425)         (735,109)           (742,534)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2001                       (69,720)        3,087,810           3,018,090

Net loss                                                            (6,437)         (637,231)           (643,668)
                                                            ---------------    ---------------     ---------------
Partners' equity (deficit) at March 31, 2002              $        (76,157)  $     2,450,579    $      2,374,422
                                                            ===============    ===============     ===============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS




                                                                                       For the Years Ended
                                                                                            March 31
                                                                         ------------------------------------------------
                                                                            2002            2001              2000
                                                                         -----------    --------------   ----------------


Cash flows from operating activities:
   Net loss                                                            $   (643,668)  $      (742,534)  $       (772,970)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
    Amortization                                                             23,951            28,496             28,496
    Equity in losses of limited
      partnerships                                                          564,968           666,388            693,836
    Change in accrued fees and
      expenses due to General Partner
      and affiliates                                                         18,902            11,074             23,653
    Change in other assets                                                        -            18,407            (18,407)
                                                                         -----------    --------------   ----------------
Net cash used in operating activities                                       (35,847)          (18,169)           (45,392)
                                                                         -----------    --------------   ----------------
Cash flows from investing activities:
   Investments in limited partnerships,
     net                                                                    (16,028)               28            (17,134)
   Distributions from limited
     partnerships                                                            16,953            20,141             31,390
                                                                         -----------    --------------   ----------------
Net cash provided by
  investing activities                                                          925            20,169             14,256
                                                                         -----------    --------------   ----------------
Net increase (decrease) in cash and cash equivalents                        (34,922)            2,000            (31,136)

Cash and cash equivalents, beginning
  of period                                                                 312,214           310,214            341,350
                                                                         -----------    --------------   ----------------
Cash and cash equivalents, end of
  period                                                               $    277,292   $       312,214   $        310,214
                                                                         ===========    ==============   ================
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
   Taxes paid                                                          $        800   $           800   $            800
                                                                         ===========    ==============   ================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2002, 2001 and 2000



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

WNC Housing Tax Credit Fund IV, L.P., Series 1, a California Limited Partnership (the "Partnership"), was formed on May 4, 1993 under the laws of the state of California, and commenced operations on October 20, 1993. F The Partnership was formed to invest primarily in other limited partnerships (the"Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for low income housing credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002, 2001 and 2000



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Equity in losses of Local Limited Partnerships for the years ended March 31, 2002, 2001 and 2000 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Equity in losses of limited partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2).

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002, 2001 and 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2002 and 2001.

Concentration of Credit Risk
----------------------------

At March 31, 2002, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income during the years ended March 31, 2002, 2001 and 2000, as defined by SFAS No. 130.

New Accounting Pronouncement
----------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. The Partnership has not yet completed its evaluation of the impact of SFAS 144 on its financial position or results of operations.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002, 2001 and 2000



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

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2002 and 2001, are approximately $867,000 and $692,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses, as discussed below, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnership's financial statements. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

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

At March 31, 2002 and 2001, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2002, 2001 and 2000 amounting to approximately $212,000, $97,000 and $75,000, respectively, have not been recognized. As of March 31, 2002, the aggregate share of net losses not recognized by the Partnership amounted to $461,000.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                                For the Years Ended
                                                                                     March 31
                                                                ----------------------------------------------------

                                                                     2002               2001              2000
                                                                ----------------   ---------------    --------------

Investments per balance sheet, beginning
   of period                                                  $       2,823,846  $      3,538,899   $     4,298,485
Capital contributions paid, net                                          16,028               (28)           (5,864)
Distributions received                                                  (16,953)          (20,141)          (31,390)
Equity in losses of limited partnerships                               (564,968)         (666,388)         (693,836)
Amortization of paid acquisition fees
   and costs                                                            (23,951)          (28,496)          (28,496)
                                                                ----------------   ---------------    --------------

Investments per balance sheet, end
   of period                                                  $       2,234,002  $      2,823,846   $     3,538,899
                                                                ================   ===============    ==============

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002, 2001 and 2000


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

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                     2001               2000
                                                                                ---------------    ---------------

ASSETS

Buildings and improvements, net of accumulated
  depreciation of $7,809,000 and $6,724,000 for  2001
  and 2000, respectively                                                      $     26,880,000   $     27,914,000
Land                                                                                 1,668,000          1,657,000
Due from related parties                                                                14,000             16,000
Other assets                                                                         2,080,000          2,090,000
                                                                                ---------------    ---------------

                                                                              $     30,642,000   $     31,677,000
                                                                                ===============    ===============

LIABILITIES

Mortgage and construction loans payable                                       $     26,037,000   $     26,222,000
Due to related parties                                                                 912,000            693,000
Other liabilities                                                                    1,003,000          1,286,000
                                                                                ---------------    ---------------

                                                                                    27,952,000         28,201,000
                                                                                ---------------    ---------------

PARTNERS' CAPITAL

WNC Housing Tax Credits Fund IV, L.P., Series 1                                      1,367,000          2,132,000
Other partners                                                                       1,323,000          1,344,000
                                                                                ---------------    ---------------

                                                                                     2,690,000          3,476,000
                                                                                ---------------    ---------------

                                                                              $     30,642,000   $     31,677,000
                                                                                ===============    ===============

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002, 2001 and 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2001                2000               1999
                                                            ---------------     ---------------    ---------------
Revenues                                                  $      3,400,000    $      3,397,000  $       3,342,000
                                                            ---------------     ---------------    ---------------

Expenses:
  Operating expenses                                             2,250,000           2,198,000          2,196,000
  Interest expense                                                 841,000             841,000            905,000
  Depreciation and amortization                                  1,098,000           1,142,000          1,058,000
                                                            ---------------     ---------------    ---------------

   Total expenses                                                4,189,000           4,181,000          4,159,000
                                                            ---------------     ---------------    ---------------

Net loss                                                  $       (789,000)   $       (784,000) $        (817,000)
                                                            ===============     ===============    ===============

Net loss allocable to the Partnership                     $       (777,000)   $       (772,000) $        (806,000)
                                                            ===============     ===============    ===============

Net loss recorded by the Partnership                      $       (565,000)   $       (666,000) $        (694,000)
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

The financial statements of one Local Limited Partnership were prepared assuming the limited partnership will continue as a going concern. The Partnership had a $256,705 and $441,770, remaining investment in such Local Limited Partnership at March 31, 2002 and 2001, respectively. The Partnership's original investment in the Local Limited Partnership approximated $1,691,585. Through December 31, 2001, the Local Limited Partnership has had recurring losses, working capital deficiencies and has not been billed for certain property tax expenses due since 1994. The Local Limited Partnership is seeking abatement or an extended payment plan to pay down certain of these liabilities; however, if the Local Limited Partnership is unsuccessful, additional funding may be requested from the Partnership. In the event the Local Limited Partnership is required to liquidate or sell its property, the net proceeds could be significantly less than the carrying value of such property. As of December 31, 2001 and 2000, the carrying value of such property on the books and records of the Local Limited Partnership totaled $6,507,470 and $6,703,761. The auditor for this entity has expressed substantial doubt as to this entity's ability to continue as a going concern as a result of the property tax issue.

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

                For The Years Ended March 31, 2002, 2001 and 2000


NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership is obligated to the General Partner or its affiliates for the following items:

     Acquisition fees of up to 8% of the gross proceeds from the sale of Partnership units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $800,000.
     Accumulated amortization of these capitalized costs was $384,251 and $243,289 as of March 31, 2002 and 2001, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2001 $59,327 of the related expense was reflected as equity in losses of limited partnerships on the statement of operations during the fourth quarter of the year ended March 31, 2001 to reduce the respective net acquisition fee component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance. During the year ended March 31, 2002, an additional $117,011 was recognized under the same methodology.

     Reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.2% of the gross proceeds. At the end of all periods presented, the Partnership had incurred acquisition costs of $54,949, which have been included in investments in limited partnerships. At the end of all years presented accumulated amortization amounted to $54,949. Of the accumulated amortization recorded on the balance sheet at March 31, 2001, $44,256 of the related expense was reflected as equity in losses of limited partnerships on the statement of operations during the fourth quarter of the year ended March 31, 2001 to reduce the respective net acquisition cost component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

     An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $42,000 were incurred during the years ended March 31, 2002, 2001 and 2000, of which $24,500, $30,000 and $16,310 was paid, respectively.

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

     An affiliate of the General Partner provides management services for one of the properties in the limited partnerships. Management fees were earned by the affiliate in the amount of $55,040, $53,276 and $50,259 for the years ended March 31, 2002, 2001 and 2000.

     The accrued fees and advances due to General Partner and affiliates consist of the following:

                                                                                      March 31
                                                                  -------------------------------------------------
                                                                      2002             2001              2000
                                                                  --------------    ------------    ---------------


Reimbursement for expenses paid by the General Partner
  or an affiliate                                               $         1,402   $           -   $            926

Asset management fee payable                                            133,167         115,667            103,667
                                                                  --------------    ------------    ---------------

Total                                                           $       134,569   $     115,667   $        104,593
                                                                  ==============    ============    ===============

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002, 2001 and 2000


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

NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


The following is a summary of the quarterly operations for the years ended March 31, 2002 and 2001.

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2002

Income                                $          3,000    $         2,000   $          1,000    $         11,000

Operating expenses                             (21,000)           (30,000)           (22,000)            (23,000)

Equity in losses of limited
     partnerships                             (121,000)          (175,000)           (87,000)           (182,000)

Net loss                                      (139,000)          (203,000)          (108,000)           (194,000)

Loss available to limited partners            (137,000)          (201,000)          (107,000)           (192,000)

Loss per limited partner unit                      (14)               (20)               (11)                (19)

               2001

Income                                $          5,000    $         9,000   $          5,000    $          3,000

Operating expenses                             (22,000)           (34,000)           (20,000)            (23,000)

Equity in losses of limited
     partnerships                             (180,000)          (180,000)          (179,000)           (127,000)

Net loss                                      (197,000)          (205,000)          (194,000)           (147,000)

Loss available to limited partners            (195,000)          (203,000)          (193,000)           (144,000)

Loss per limited partner unit                      (20)               (20)               (19)                (14)

NOTE 6 - INCOME TAXES

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

Directors and Executive Officers of WNC & Associates, Inc.

The directors of WNC & Associates, Inc. are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, David N. Shafer, Wilfred N. Cooper, Jr. and Kay L. Cooper. The principal shareholder of WNC & Associates, Inc. is a trust established by Wilfred N. Cooper, Sr.

Wilfred N. Cooper, Sr., age 71, is the founder, Chairman, Chief Executive Officer, and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National
Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 39, is President, Chief Operating Officer, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 50, is Executive Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Thomas J. Riha, age 47, became Chief Financial Officer effective January 2001. Prior to his appointment as Chief Financial Officer he was Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 56, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Michael J. Gaber, age 36, is Vice President - Acquisitions and a member of the Acquisitions Committee of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been employed with WNC since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with the H.F. Ahmanson company, parent to Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

David Turek, age 47, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 65, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., and the mother of Wilfred N. Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation:

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to TCP IV or Associates during the current or future years for the following fees:

(a)  Annual Asset  Management Fee. An annual asset management fee the greater of
     (i) $2,000 per multi-family housing complex, or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on the change in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the indebtedness related to the Housing Complexes. Fees of $42,000 were incurred during the years ended March 31, 2002, 2001 and 2000, respectively. The Partnership paid the General Partner or its affiliates $24,500, $30,000 and $16,310 of those fees during the years ended March 31, 2002, 2001 and 2000, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of a Housing Complex. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the return on investment to the Limited Partners."Return on Investment" means an annual, cumulative but not compounded, "return"to the Limited Partners (including Low Income Housing Credits) as a class, on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 16% through December 31, 2003, and
     (ii) 6% for the balance of the Partnership's term. No disposition fees have been paid.

(c) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $28,000, $26,000 and $9,000 during the year ended March 31, 2002, 2001 and 2000, respectively.

(d) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $15,000 for the General Partner for all years presented. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the years presented.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     No person is known to the General Partner to own beneficially in excess of 5% of the outstanding units.

(b)  Security Ownership of Management
     --------------------------------

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

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

(a)(1)   Financial statements included in Part II hereof:
         ------------------------------------------------

         Report of Independent Certified Public Accountants
         Balance Sheets, March 31, 2002 and 2001
         Statements of Operations for the years ended March 31, 2002, 2001 and 2000
         Statements of Partners' Equity (Deficit) for the years ended March 31,
          2002, 2001 and 2000
         Statements of Cash Flows for the years ended March 31, 2002, 2001 and 2000
         Notes to Financial Statements

(a)(2)   Financial statement schedule included in Part IV hereof:
         --------------------------------------------------------

         Report  of  Independent   Certified  Public  Accountants  on  Financial
         Statement Schedules Schedule III - Real Estate Owned by Local Limited Partnerships

(b)      Reports on Form 8-K.
         --------------------

1.       None

(c)      Exhibits.
         ---------

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

21.1 Financial Statements of Laurel Creek Apartments, for the years ended December 31, 1999 and 1998 together with Independent Auditors' Report thereon; filed as exhibit 21.1 on Form 10-K dated March 31, 2000; a significant subsidiary of the Partnership.

21.2 Financial Statements of Laurel Creek Apartments, as of and for the years ended December 31, 2000 and 1999 together with Independent Auditors' Report thereon; filed as exhibit 21.2 on Form 10-K dated March 31, 2001; a significant subsidiary of the Partnership.

21.3 Financial Statements of Laurel Creek Apartments, as of and for the years ended December 31, 2001 and 2000 together with Independent Auditors' Report thereon; filed as exhibit 21.3 on Form 10-K dated March 31, 2002; a significant subsidiary of the Partnership.

21.4 Financial Statements of Regency Court, as of and for the years ended December 31, 2001 and 2000 together with Independent Auditors' Report thereon; filed as exhibit 21.4 on Form 10-K dated March 31, 2002; a significant subsidiary of the Partnership.

(d)      Financial statement schedules follow, as set forth in subsection (a)(2)
         ------------------------------------
         hereof.

               Report of Independent Certified Public Accounts on
                          Financial Statement Schedules




To the Partners
WNC Housing Tax Credit Fund IV, L.P. Series 1


The audits referred to in our report dated May 16, 2002, relating to the 2002, 2001 and 2000 financial statements of WNC Housing Tax Credit Fund IV, L.P. Series 1 (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules presents fairly, in all material respects, the financial information set forth therein.


                                                /s/ BDO SEIDMAN, LLP
Orange County, California                           BDO SEIDMAN, LLP
May 16, 2002

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                                               ----------------------------------  ---------------------------------
                                                                     As of March 31, 2001                  As of December 31, 2000
                                                               ----------------------------------  ---------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location    Partnerships      Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Alpine Manor,                   Alpine,
L.P.                            Texas        $  195,000    $   195,000       $   909,000    $  1,170.000    $  221,000  $    949,000

Baycity Village
Apartments, Limited             Baytown,
Partnership                     Texas           301,000        301,000         1,455,000       1,829,000     550,000       1,279,000

Beckwood Manor Seven            Marianna,
Limited Partnership             Arkansas        307,000        307,000         1,383,000       1,789,000     527,000       1,262,000

Briscoe Manor Limited           Galena,
Partnership                     Maryland        308,000        308,000         1,481,000       1,845,000      505,000      1,340,000

Evergreen
Four Limited                    Maynard,
Partnership                     Arkansas        195,000        195,000           865,000       1,129,000      325,000        804,000

Fawn Haven Limited              Manchester,
Partnership                     Ohio            167,000        167,000           851,000       1,072,000      333,000        739,000

Fort Stockton                   Ft.Stockton,
Manor, L.P.                     Texas           224,000        224,000         1,046,000       1,248,000      216,000      1,032,000

Hidden
Valley Limited                  Gallup, New
Partnership                     Mexico          412,000        412,000         1,477,000       1,981,000      378,000      1,603,000

HOI Limited
Partnership Of                  Lenoir,
Lenoir                          Carolina        198,000        198,000           539,000       1,173,000      238,000        890,000

Indian Creek Limited            Bucyrus,
Partnership                     Ohio            306,000        306,000         1,462,000       1,777,000      483,000      1,294,000

Laurel Creek                    San Luis Obispo,
Apartments                      California    1,030,000      1,030,000           611,000       2,165,000      534,000      1,631,000


WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                                               ----------------------------------  ---------------------------------
                                                                     As of March 31, 2001                  As of December 31, 2000
                                                               ----------------------------------  ---------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location    Partnerships      Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Madisonville Manor Senior       Madisonville,
Citizens Complex, Ltd.          Texas           174,000            174,000       898,000       1,150,000      140,000      1,010,000

Mt. Graham                      Safford,
Housing, Ltd.                   Arizona         410,000            410,000     1,400,000       1,883,000      525,000      1,358,000

Northside Plaza                 Angleton,
Apartments, Ltd.                Texas           282,000            282,000     1,354,000       1,741,000      244,000      1,497,000

Pampa Manor, L.P.               Pampa, Texas    180,000            180,000       841,000       1,032,000      186,000        846,000

Regency Court                   Monrovia,
Partners                        California    1,692,000          1,690,000     5,088,000       7,708,000    1,200,000      6,508,000

Sandpiper Square, a Limited     Aulander,North
Partnership                     Carolina        219,000            219,000       942,000       1,193,000      231,000        962,000

Seneca Falls                    Seneca
East Apartments                 Falls, New
Company II, L.P.                York            270,000            270,000       888,000       1,227,000      151,000      1,076,000

Vernon Manor, L.P.              Vernon, Texas   177,000            177,000       748,000         905,000      162,000        743,000

Waterford Place,                Calhoun
a Limited                       Falls, South
Partnership                     Carolina        272,000            272,000     1,174,000       1,501,000      452,000      1,049,000

Yantis Housing, Ltd.            Yantis, Texas   145,000            145,000       625,000         839,000      163,000        676,000
                                           ------------         ----------  ------------    ------------- -----------   ------------
                                           $  7,464,000        $ 7,462,000  $ 26,037,000    $ 36,357,000  $ 7,809,000   $ 28,548,000
                                           ============         ==========  ============    ============  ============  ============

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                              --------------------------------------------------------------------------------------
                                                      For the year ended December 31, 2001
                              --------------------------------------------------------------------------------------
                                                                   Year Investment                Estimated Useful
      Partnership Name          Rental Income        Net Loss         Acquired         Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------

Alpine Manor, L.P.                     $ 113,000     $   (19,000)       1994           Completed         40

Baycity Village Apartments,
Limited Partnership                      248,000         (51,000)       1994           Completed         30

Beckwood Manor Seven Limited
Partnership                              148,000         (75,000)       1993           Completed        27.5

Briscoe Manor Limited
Partnership                              174,000         (64,000)       1994           Completed        27.5

Evergreen Four Limited
Partnership                               89,000         (37,000)       1994           Completed        27.5

Fawn Haven Limited
Partnership                               84,000         (24,000)       1994           Completed        27.5

Fort Stockton Manor, L.P.                123,000         (14,000)       1994           Completed         40

Hidden Valley Limited
Partnership                              176,000         (18,000)       1994           Completed         40

HOI Limited Partnership Of
Lenoir                                   142,000         (26,000)       1993           Completed         40

Indian Creek Limited
Partnership                              145,000         (33,000)       1994           Completed        27.5

Laurel Creek Apartments                  180,000          (4,000)       1994           Completed        27.5

Madisonville Manor Senior
Citizens Complex, Ltd.                   104,000         (12,000)       1994           Completed         50

Mt. Graham Housing, Ltd.                 138,000         (69,000)       1994           Completed        27.5

Northside Plaza Apartments,
Ltd.                                     151,000         (30,000)       1994           Completed         50

Pampa Manor, L.P.                         94,000         (27,000)       1994           Completed         40

Regency Court Partners                   657,000        (162,000)       1994           Completed         40

Sandpiper Square, a Limited
Partnership                               99,000         (17,000)       1994           Completed         35

Seneca Falls East Apartments
Company II, L.P.                         144,000         (27,000)       1998           Completed         40

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                              --------------------------------------------------------------------------------------
                                                      For the year ended December 31, 2001
                              --------------------------------------------------------------------------------------
                                                                   Year Investment                Estimated Useful
      Partnership Name          Rental Income        Net Loss         Acquired         Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------
Vernon Manor, L.P.                        92,000          (4,000)       1994           Completed         40

Waterford Place, a Limited
Partnership                              125,000         (50,000)       1994           Completed         40


Yantis Housing, Ltd.                      73,000         (26,000)       1994           Completed         40
                                     -----------      -----------
                                     $ 3,299,000      $ (789,000)
                                     ===========      ===========

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                                               ----------------------------------  ---------------------------------
                                                                     As of March 31, 2001                  As of December 31, 2000
                                                               ----------------------------------  ---------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location    Partnerships      Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Alpine Manor,                   Alpine,
L.P.                            Texas        $  195,000    $   195,000       $   913,000    $  1,170.000    $  192,000  $    978,000

Baycity Village
Apartments, Limited             Baytown,
Partnership                     Texas           301,000        301,000         1,467,000       1,829,000     486,000       1,343,000

Beckwood Manor Seven            Marianna,
Limited Partnership             Arkansas        307,000        307,000         1,387,000       1,790,000     463,000       1,327,000

Briscoe Manor Limited           Galena,
Partnership                     Maryland        308,000        308,000         1,485,000       1,812,000      4415,000     1,371,000

Evergreen
Four Limited                    Maynard,
Partnership                     Arkansas        195,000        195,000           868,000       1,129,000      285,000        844,000

Fawn Haven Limited              Manchester,
Partnership                     Ohio            167,000        167,000           855,000       1,069,000      296,000        773,000

Fort Stockton                   Ft.Stockton,
Manor, L.P.                     Texas           224,000        224,000         1,051,000       1,248,000      186,000      1,062,000

Hidden
Valley Limited                  Gallup, New
Partnership                     Mexico          412,000        412,000         1,482,000       1,979,000      321,000      1,658,000

HOI Limited
Partnership Of                  Lenoir,
Lenoir                          Carolina        198,000        198,000           551,000       1,168,000      250,000        981,000

Indian Creek Limited            Bucyrus,
Partnership                     Ohio            306,000        306,000         1,469,000       1,776,000      416,000      1,360,000

Laurel Creek                    San Luis Obispo,
Apartments                      California    1,030,000      1,030,000           636,000       2,165,000      464,000      1,701,000


WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                                               ----------------------------------  ---------------------------------
                                                                     As of March 31, 2001                  As of December 31, 2000
                                                               ----------------------------------  ---------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location    Partnerships      Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Madisonville Manor Senior       Madisonville,
Citizens Complex, Ltd.          Texas           174,000            174,000       900,000       1,150,000      118,000      1,032,000

Mt. Graham                      Safford,
Housing, Ltd.                   Arizona         410,000            410,000     1,406,000       1,878,000      454,000      1,424,000

Northside Plaza                 Angleton,
Apartments, Ltd.                Texas           282,000            282,000     1,359,000       1,776,000      208,000      1,528,000

Pampa Manor, L.P.               Pampa, Texas    180,000            180,000       844,000       1,032,000      161,000        871,000

Regency Court                   Monrovia,
Partners                        California    1,692,000          1,690,000     5,156,000       7,708,000    1,004,000      6,704,000

Sandpiper Square, a Limited     Aulander,North
Partnership                     Carolina        219,000            219,000       946,000       1,193,000      198,000        995,000

Seneca Falls                    Seneca
East Apartments                 Falls, New
Company II, L.P.                York            270,000            270,000       890,000       1,224,000      107,000      1,117,000

Vernon Manor, L.P.              Vernon, Texas   161,000            161,000       751,000         905,000      140,000        765,000

Waterford Place,                Calhoun
a Limited                       Falls, South
Partnership                     Carolina        272,000            272,000     1,179,000       1,495,000      391,000      1,104,000

Yantis Housing, Ltd.            Yantis, Texas   145,000            145,000       627,000         839,000      143,000        696,000
                                           ------------         ----------  ------------    ------------- -----------   ------------
                                           $  7,448,000        $ 7,446,000  $ 26,222,000    $ 36,295,000  $ 6,724,000   $ 29,571,000
                                           ============         ==========  ============    ============  ============  ============

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                              --------------------------------------------------------------------------------------
                                                      For the year ended December 31, 2000
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

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                              --------------------------------------------------------------------------------------
                                                      For the year ended December 31, 2000
                              --------------------------------------------------------------------------------------
                                                                   Year Investment                Estimated Useful
      Partnership Name          Rental Income        Net Loss         Acquired         Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------
Vernon Manor, L.P.                        78,000         (32,000)       1994           Completed         40

Waterford Place, a Limited
Partnership                              115,000         (55,000)       1994           Completed         40

Yantis Housing, Ltd.                      71,000         (29,000)       1994           Completed         40
                                     -----------      -----------
                                     $ 3,221,000      $ (784,000)
                                     ===========      ===========

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                                               ----------------------------------  ---------------------------------
                                                                     As of March 31, 2000                  As of December 31, 1999
                                                               ----------------------------------  ---------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location    Partnerships      Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Alpine Manor,                   Alpine,
L.P.                            Texas        $  195,000    $   195,000       $   916,000    $  1,170.000    $  163,000  $  1,007,000

Baycity Village
Apartments, Limited             Baytown,
Partnership                     Texas           301,000        301,000         1,478,000       1,829,000     419,000       1,410,000

Beckwood Manor Seven            Marianna,
Limited Partnership             Arkansas        307,000        307,000         1,391,000       1,790,000     395,000       1,395,000

Briscoe Manor Limited           Galena,
Partnership                     Maryland        308,000        308,000         1,490,000       1,812,000     343,000       1,469,000

Evergreen
Four Limited                    Maynard,
Partnership                     Arkansas        195,000        195,000           871,000       1,129,000      241,000        888,000

Fawn Haven Limited              Manchester,
Partnership                     Ohio            167,000        167,000           859,000       1,069,000      259,000        810,000

Fort Stockton                   Ft.Stockton,
Manor, L.P.                     Texas           224,000        224,000         1,055,000       1,248,000      156,000      1,092,000

Hidden
Valley Limited                  Gallup, New
Partnership                     Mexico          412,000        412,000         1,487000       1,944,000       269,000      1,675,000

HOI Limited
Partnership Of                  Lenoir,
Lenoir                          Carolina        198,000        198,000           562,000       1,168,000      217,000        951,000

Indian Creek Limited            Bucyrus,
Partnership                     Ohio            306,000        306,000         1,475,000       1,776,000      351,000      1,425,000

Laurel Creek                    San Luis Obispo,
Apartments                      California    1,030,000      1,030,000           660,000       2,165,000      393,000      1,772,000


WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                                               ----------------------------------  ---------------------------------
                                                                     As of March 31, 2000                  As of December 31, 1999
                                                               ----------------------------------  ---------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location    Partnerships      Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Madisonville Manor Senior       Madisonville,
Citizens Complex, Ltd.          Texas           174,000            174,000       903,000       1,149,000       95,000      1,054,000

Mt. Graham                      Safford,
Housing, Ltd.                   Arizona         410,000            410,000     1,411,000       1,874,000      382,000      1,492,000

Northside Plaza                 Angleton,
Apartments, Ltd.                Texas           282,000            282,000     1,364,000       1,736,000      171,000      1,565,000

Pampa Manor, L.P.               Pampa, Texas    180,000            180,000       846,000       1,029,000      135,000        894,000

Regency Court                   Monrovia,
Partners                        California    1,692,000          1,690,000     4,324,000       7,658,000      809,000      6,849,000

Sandpiper Square, a Limited     Aulander,North
Partnership                     Carolina        219,000            219,000       949,000       1,190,000      166,000      1,024,000

Seneca Falls                    Seneca
East Apartments                 Falls, New
Company II, L.P.                York            270,000            270,000       893,000       1,220,000       61,000      1,159,000

Vernon Manor, L.P.              Vernon, Texas   161,000            161,000       764,000         905,000      118,000        787,000

Waterford Place,                Calhoun
a Limited                       Falls, South
Partnership                     Carolina        272,000            272,000     1,184,000       1,518,000      335,000      1,183,000

Yantis Housing, Ltd.            Yantis, Texas   145,000            145,000       630,000         838,000      122,000        716,000
                                           ------------         ----------  ------------    ------------- -----------   ------------
                                           $  7,448,000        $ 7,446,000  $ 25,512,000    $ 36,217,000  $ 5,600,000   $ 30,617,000
                                           ============         ==========  ============    ============  ============  ============

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

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                              --------------------------------------------------------------------------------------
                                                      For the year ended December 31, 1999
                              --------------------------------------------------------------------------------------
                                                                   Year Investment                Estimated Useful
      Partnership Name          Rental Income        Net Loss         Acquired         Status       Life (Years)
 -------------------------------------------------------------------------------------------------------------------
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

Date: JUNE 06, 2002


By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha, Vice-President
Chief Financial Officer of WNC & Associates, Inc.

Date: JUNE 06, 2002


By  /s/ Wilfred N. Cooper, Sr.
   --------------------------
Wilfred N. Cooper, Sr., Chairman of the Board of WNC & Associates, Inc.

Date: JUNE 06, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Wilfred N. Cooper, Sr.
    --------------------------
Wilfred N. Cooper, Sr., Chairman of the Board of WNC & Associates, Inc.

Date: JUNE 06, 2002


By:  /s/ David N. Shafer
---  -------------------
David N Shafer, Director of WNC & Associates, Inc.

Date: JUNE 06, 2002

                             LAUREL CREEK APARTMENTS
                       (A California Limited Partnership)
                          AUDITED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

                             LAUREL CREEK APARTMENTS
                          AUDITED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001




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

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Laurel Creek Apartments
San Luis Obispo, California

We have audited the  accompanying  balance  sheet of Laurel Creek  Apartments (A
California Limited Partnership) as of December 31, 2001 and December 31, 2000 and the related statements of income, expenses, and changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laurel Creek Apartments as of December 31, 2001 and December 31, 2000, and the results of its operations for the years then ended in conformity with generally accepted accounting principles.





February 7, 2002

                             LAUREL CREEK APARTMENTS
                                  BALANCE SHEET
                           DECEMBER 31, 2001 AND 2000

                                                                                2001                  2000
                                                                                ----                  ----

ASSETS
CURRENT ASSETS
         Cash (Note 2)                                                 $          48,449       $        27,206
         Accounts receivable                                                       1,050                   863
         Prepaid expenses                                                          1,173                 1,149
                                                                        ----------------       ---------------
         TOTAL CURRENT ASSETS                                                     50,672                29,218

Restricted reserves (Note 3)                                                      32,419                27,619

Land, structures and equipment, net of
         accumulated depreciation of $533,911
         and $463,746 (Note 4)                                                 1,631,443             1,701,608

Organizational costs, net of accumulated
         amortization of $13,993 and
         $12,325 (Note 5)                                                         12,925                14,593
                                                                       -----------------       ---------------
         TOTAL ASSETS                                                  $       1,727,459       $     1,773,038
                                                                       =================       ===============
LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
         Accounts payable - other                                      $           8,614       $        10,580
         Accounts payable - related party (Note 7)                                 4,159                10,325
         Security deposits payable                                                 8,260                 7,486
         Current portion of long-term debt (Note 6)                               28,934                24,717
                                                                       -----------------        --------------
         TOTAL CURRENT LIABILITIES                                                49,967                53,108

Long-term debt (Note 6)                                                          581,668               611,326
                                                                       -----------------        --------------
         TOTAL LIABILITIES                                                       631,635               664,434

Partners' capital                                                              1,095,824             1,108,604
                                                                       ------------------       ---------------
         TOTAL LIABILITIES AND
              PARTNERS' CAPITAL                                        $       1,727,459       $     1,773,038
                                                                       ==================       ===============


                             See accompanying notes.

                             LAUREL CREEK APARTMENTS
                        STATEMENT OF INCOME, EXPENSES AND
                          CHANGES IN PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                               2001                  2000
                                                                               ----                  ----

OPERATING INCOME
         Rental income                                                $         180,345      $        165,469
         Tenant charges                                                             434                 3,874
         Other                                                                      169                     -
                                                                      -----------------      -----------------
         TOTAL OPERATING INCOME                                                 180,948               169,343
                                                                      -----------------      -----------------
OPERATING EXPENSES
         Administration                                                          18,645                17,996
         Insurance and taxes                                                      3,709                 4,464
         Maintenance                                                             22,867                38,924
         Utilities                                                               20,074                19,512
         Depreciation and amortization                                           71,833                72,716
                                                                      ------------------     -----------------
         TOTAL EXPENSES                                                         137,128               153,612
                                                                      ------------------     -----------------
         NET INCOME (LOSS) FROM OPERATIONS                                       43,820                15,731
                                                                      ------------------     -----------------
OTHER INCOME AND EXPENSES
         Interest income                                                          2,612                 1,620
         Interest expense                                                       (50,490)              (52,506)
                                                                      ------------------     -----------------
         NET OTHER INCOME UNDER EXPENSES                                        (47,878)              (50,886)
                                                                      ------------------     -----------------
         NET LOSS                                                                (4,058)              (35,155)

BEGINNING PARTNERS' CAPITAL                                                   1,108,604              ,147,135

Partner withdrawals                                                              (8,722)               (3,376)
                                                                      ------------------     -----------------
ENDING PARTNERS' CAPITAL                                              $        1,095,824     $      1,108,604
                                                                      ==================     =================


                             See accompanying notes.

                             LAUREL CREEK APARTMENTS
                             STATEMENT OF CASH FLOWS
                      YEAR ENDED DECEMBER 31, 2001 AND 2000


                                                                       2001                2000
                                                                       ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES

         Net loss                                             $        (4,058)         $     (35,155)
         Adjustments to reconcile net loss to
             Net cash provided by operating activities
                  Depreciation and amortization                        71,833                 72,716
                  (Increase) decrease in:
                           Accounts receivable                           (187)                   368
Prepaid expenses                                                          (24)                  (438)
                           Restricted reserves                         (4,800)                (4,800)
                  Increase (decrease) in:
                           Accounts payable - other                    (1,966)                 2,095
                           Accounts payable - related parties          (6,166)               (10,027)
                           Security deposits payable                      774                    456
                                                              ------------------       --------------
         NET CASH PROVIDED BY
                  OPERATING ACTIVITIES                                 55,406                 25,215
                                                              ------------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES

         Capital withdrawals                                           (8,722)                (3,376)
         Payment of debt                                              (25,441)               (23,843)
                                                              ------------------       --------------
         NET CASH USED IN FINANCING ACTIVITIES                        (34,163)               (27,219)
                                                              ------------------       --------------
NET INCREASE (DECREASE) IN CASH                                        21,243                 (2,004)

CASH - BEGINNING OF YEAR                                               27,206                 29,210
                                                              ------------------       --------------
CASH - END OF YEAR                                            $        48,449          $      27,206
                                                              ==================       ==============



                             See accompanying notes.

                             LAUREL CREEK APARTMENTS
                        NOTES TO THE FINANCIAL STATEMENTS
                                                  DECEMBER 31, 2001


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

                             LAUREL CREEK APARTMENTS
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

                                   (Continued)

Note 2 - CASH

          Cash consists of $47,658 deposited into savings or checking accounts, and $791 is on deposit with the State of California Local Agency Investment Fund. At December 31, 2001 the amount deposited into the savings accounts and the Local Agency Investment Fund earned interest at rates from 3.30% to 3.52% respectively.

Note 3 - RESTRICTED CASH

          Restricted cash consists of $32,419 maintained in a money market account earning 3.30%. This cash is reserved for the replacement of structures and equipment.

Note 4 - LAND, STRUCTURES AND EQUIPMENT

          Property and equipment and accumulated depreciation consist of the following:

                                                                                  Accumulated
                                                                   Cost           Depreciation

               Land                                     $     275,000      $               -
               Building                                     1,868,634                512,420
               Equipment                                       21,720                 21,491

                                                        $   2,165,354      $         533,911
Note 5 - ORGANIZATION COSTS

    Organization costs and accumulated amortization consist of the following:


                                                                                   Accumulated
                                                                 Cost              Amortization

               Organization costs                       $      26,918      $          13,993

                             LAUREL CREEK APARTMENTS
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

                                   (Continued)


Note 6 - NOTE PAYABLE

          The Agency has a mortgage note payable to the First Bank of San Luis Obispo. The note requires principal and interest payments totaling $6,381 each month until 9/1/2014. The note bears interest at 8% per annum. The following is a schedule of the debt payment requirements to maturity:

                    Year ending
                    December 31

                         2002                                   $         76,569
                         2003                                             76,569
                         2004                                             76,569
                         2005                                             76,569
                         2006                                             76,569
                         Thereafter                                      587,026

                             Total                                       969,871

                         Less amounts representing
                            interest                                     359,269

                                                                $        610,602

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

          At December 31, 2001 the partnership owed the Authority $4,159. During the year ended December 31, 2001, the partnership paid the Authority $17,337 in maintenance expenses and management fees.

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

                             Regency Court Partners
                             (A Limited Partnership)

                          Audited Financial Statements
                                December 31, 2001

                                    CONTENTS





                                                                            Page

INDEPENDENT AUDITOR'S REPORT                                                 1-2
FINANCIAL STATEMENTS:
      Balance Sheets                                                         3-4
      Statements of Operations and Changes in Partners' Equity                 5
      Statements of Changes in Partners' Equity                                6
      Statements of Cash Flows                                               7-8
      Notes to Financial Statements                                         9-15
SUPPLEMENTARY INFORMATION:
      Supplemental Schedule of Expenses                                       16
      Supplemental Data Required by CHFA                                   17-19
INDEPENDENT AUDITOR'S REPORT ON INTERNAL CONTROLS                          20-21
INDEPENDENT AUDITOR'S REPORT ON COMPLIANCE
      WITH LAWS AND REGULATIONS                                               22
CERTIFICATION OF GENERAL PARTNER                                              23

Partners
Regency Court Partners
Costa Mesa, California



                          INDEPENDENT AUDITOR'S REPORT


I have audited the accompanying balance sheet of Regency Court Partners, a California Limited Partnership (CHFA Project No. 92-002-S) as of December 31, 2000 and 2001, and the related statements of operations and changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States, Government Auditing Standards issued by the Comptroller General of the United States, and the standards for financial and compliance audits contained in California Housing Finance Agency Audited Financial Statements Handbook (revised December 1991). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regency Court Partners, a California Limited Partnership (RHCP Project No. 92-002-S) as of December 31, 2000 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

My audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplementary information shown on pages 16 to 19 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Regency Court Partners (RHCP Project No. 92-002-S). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

Regency Court Partners
CHFA Project No. 92-002-S
Independent Auditor's Report, December 31, 2001
Page 2




     In accordance with Government Auditing Standards, I have also issued a report dated March 4, 2002 on my consideration of Regency Court Partners' internal control structure and a report dated March 4, 2002 on its compliance with laws and regulations.

     The accompanying financial statements have been prepared assuming that the

Partnership will continue as a going concern. As discussed in Note 2 to the financial statements, the Partnership has suffered recurring losses and an ongoing need for capital infusion to meet normal financial obligations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                     /s/JACK GILK
                                                        JACK GILK

March 4, 2002                                          33-0724657





               See the accompanying notes to financial statements.
               ---------------------------------------------------

                             REGENCY COURT PARTNERS
                            CHFA Project No. 92-002-S
                       (A California Limited Partnership)
--------------------------------------------------------------------------------
                   BALANCE SHEETS, DECEMBER 31, 2000 AND 2001
--------------------------------------------------------------------------------


                                   A S S E T S



                                                                           2001                    2000
                                                                       -------------           -------------
Current Assets:
     Operating cash and equivalents                                    $       4,235           $      13,111
     Tenant security deposit cash                                             25,643                  24,232
     Tenant accounts receivable                                                  111                   1,032
     Other accounts receivable                                                     -                     330
     Prepaid expenses                                                         10,415                   9,188
     Tax impound account                                                      72,381                  69,067
     Hazard insurance impound account                                          9,768                   8,982
     Earthquake insurance impound account                                      9,308                  16,670
                                                                       -------------           -------------
              Total current assets                                           131,861                 142,612
                                                                       -------------           -------------

Property, Building and Equipment, At Cost:
     Building and improvements                                             7,703,983               7,703,983
     Equipment                                                                 3,572                   3,572
                                                                       -------------           -------------
                                                                           7,707,555               7,707,555
     Accumulated depreciation                                             (1,200,085)             (1,003,794)
                                                                         -----------           -----------
              Property, building, and equipment - net                      6,507,470               6,703,761
                                                                       -------------           -------------

Other Assets:
     Replacement reserve                                                     105,628                  96,452
     CHFA partner suspense account                                            51,191                  48,934
     Unamortized deferred costs                                               26,415                  33,018
                                                                       -------------           -------------
              Total other assets                                             183,234                 178,404
                                                                       -------------           -------------

                                                                          $6,822,565              $7,024,777
                                                                          ==========              ==========

               See the accompanying notes to financial statements.
               ---------------------------------------------------

Regency Court Partners
CHFA Project No. 92-002-S
Balance Sheets, December 31, 2000 and 2001
Page 2

------------------------------------------------------------------------------------------------------------------------------------



                        LIABILITIES AND PARTNERS' EQUITY


                                                                           2001                    2000
                                                                       -------------           -------------
Current Liabilities:
     Current portion of mortgage payable                               $      71,918           $      67,170
     Accounts payable                                                          7,712                   6,708
     Tenant security trust liability                                          24,237                  23,597
     Accrued interest                                                         23,941                  24,325
     Accrued other                                                             2,525                       -
     Unearned rental income                                                      242                   4,119
                                                                       -------------           -------------
              Total current liabilities                                      127,900                 125,919

Long-term Debt:
     Accrued property tax                                                    346,612                 346,612
     Accrued interest                                                        192,828                 165,828
     Accrued expenses                                                        167,000                 167,000
     Mortgage payable, less current portion                                4,122,179               4,194,098
     Other note payable                                                      894,900                 894,900

Partners' equity                                                             968,471               1,130,420
                                                                       -------------           -------------

                                                                       $   6,822,565           $   7,024,777
                                                                       =============           =============

               See the accompanying notes to financial statements.
               ---------------------------------------------------

                             REGENCY COURT PARTNERS
                            CHFA Project No. 92-002-S
                       (A California Limited Partnership)
--------------------------------------------------------------------------------
                      STATEMENTS OF OPERATIONS AND CHANGES
       IN PARTNERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001
--------------------------------------------------------------------------------


                                                                           2001                    2000
                                                                       -------------           -------------
Revenue:
     Tenant gross potential rents                                      $     568,837           $     597,724
     Rental assistance                                                        92,711                  77,168
     Excess assistance                                                         5,026                       -
     Less vacancies                                                           (9,388)               (18,143)
                                                                         ------------           -------------
     Net rental income                                                       657,186                 656,749
     Laundry and vending income                                                7,000                   7,076
     Tenant charges income                                                       270                     971
     Interest income                                                          11,847                  12,952
                                                                         ------------           -------------
              Total revenues                                                 676,303                 677,748
                                                                         ------------           -------------

Expenses:
     Payroll and related costs                                                83,566                  73,267
     Administrative                                                           70,223                  72,827
     Utilities                                                                65,938                  57,763
     Operating and maintenance                                                74,435                  67,066
     Insurance and taxes                                                      24,765                  22,781
     Interest                                                                316,430                 320,891
     Depreciation                                                            202,895                 201,666
                                                                        -------------           -------------
              Total expenses                                                 838,252                 816,261
                                                                        -------------           -------------

Net loss before extraordinary items                                         (161,949)               (138,513)

Extraordinary items:
     Prior years adjustment to CDC note payable                                    -                  28,218
     Reduction of prior years property tax accrual                                 -                  48,000
                                                                        -------------           -------------

Net Loss                                                                    (161,949)                (62,295)

Partners' equity - beginning                                               1,130,420               1,192,715
                                                                        -------------           -------------

Partners' equity - ending                                              $     968,471           $   1,130,420
                                                                        =============           =============



               See the accompanying notes to financial statements.
               ---------------------------------------------------

                             REGENCY COURT PARTNERS
                            CHFA Project No. 92-002-S
                       (A California Limited Partnership)
--------------------------------------------------------------------------------
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001
--------------------------------------------------------------------------------

                                           Old                New
                                         General            General            Limited
                                         Partner            Partner            Partner             Total
                                      -------------     --------------     -------------      --------------

Balance - December 31, 1999           $     729,544     $      (5,816)   $      468,987      $     1,192,715

Net Loss - 2000                                   -              (623)          (61,672)             (62,295)
                                      -------------     --------------    --------------      ---------------

Balance - December 31, 2000                 729,544            (6,439)          407,315            1,130,420

Net Loss - 2001                                   -            (1,619)         (160,330)            (161,949)
                                      -------------     --------------    --------------      ---------------

Balance - December 31, 2001           $     729,544     $      (8,058)   $      246,985      $       968,471
                                      =============     ==============    ==============      ===============

Profit and loss percentage
       at December 31, 2001                 0%                 1%                99%               100%
                                      =============     ===============   ==============      ===============

               See the accompanying notes to financial statements.
               ---------------------------------------------------

                             REGENCY COURT PARTNERS
                            CHFA Project No. 92-002-S
                       (A California Limited Partnership)
--------------------------------------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001
--------------------------------------------------------------------------------

                                                                            2001                    2000
                                                                        ------------             -----------
Cash flows from operating activities:
     Rental receipts                                                    $    547,471             $   568,802
     Tenant assistance payments                                               92,711                  77,168
     Interest receipts                                                           684                   1,084
     Other receipts                                                            7,270                   8,047
     Payments to suppliers and employees:
         Administrative expenses                                             (21,772)                (17,065)
         Management fees                                                     (52,185)                (53,606)
         Utilities                                                           (65,938)                (64,356)
         Salaries and wages                                                  (53,344)                (46,531)
         Operating and maintenance                                           (68,068)                (71,720)
         Payroll taxes                                                        (5,304)                 (4,382)
         Property insurance                                                  (21,425)                (19,446)
         Miscellaneous taxes and insurance                                   (14,212)                (12,402)
         Interest on mortgage                                               (289,814)               (289,199)
         Tenant security deposits                                              ( 771)                   (635)
                                                                       -------------             -----------
              Net cash provided by operating activities                       55,303                  75,759
                                                                       -------------             -----------

Cash flows from investing activities:
     Deposits to reserve, including interest                                 (37,612)                (38,332)
     Withdrawals from reserve                                                 28,436                  63,124
     Reserve interest                                                         11,163                   5,332
     Funding of tax and insurance impound - net                                1,005                  (5,955)
     Capital expenditures                                                          -                 (49,224)
                                                                       -------------             -----------
         Net cash used in investing activities                                 2,992                 (25,055)
                                                                       -------------             -----------

Cash flow used in financing activities -
     Mortgage principal payments                                             (67,171)                (67,784)
                                                                       -------------             -----------

Net increase (decrease) in cash                                               (8,876)                (17,080)
Cash at beginning of year                                                     13,111                  30,191
                                                                       -------------             -----------

Cash at end of year                                                    $       4,235             $    13,111
                                                                       =============             ===========

               See the accompanying notes to financial statements.
               ---------------------------------------------------

Regency Court Partners
CHFA Project No. 92-002-S
Statements of Cash Flows, December 31, 2000 and 2001
Page 2

--------------------------------------------------------------------------------



                           Reconciliation of Net Loss
                  to Net Cash Provided by Operating Activities



                                                                            2001                   2000
                                                                       -------------           -------------

Net Loss                                                                $   (161,949)            $   (62,295)
Adjustments to reconcile net loss to net cash
     Provided by operating activities:
     Depreciation and amortization                                           202,894                 201,665
     Decrease (increase) in:
         Security deposit cash                                                (1,411)                 (1,098)
         Receivables                                                           1,251                  (1,362)
         Prepaids                                                             (1,227)                 (2,876)
     Increase (decrease) in:
         Payables                                                              1,004                  (5,885)
         Security deposit liability                                              640                     463
         Accrued interest                                                     26,616                  31,692
         Other accruals                                                        2,525                       -
         Unearned income                                                      (3,877)                  3,541
     Reserve and impound interest earned                                     (11,163)                (11,868)
     Extraordinary items                                                           -                 (76,218)
                                                                        ------------             -----------

Net cash provided by operating activities                               $     55,303             $    75,759
                                                                        ============             ===========

               See the accompanying notes to financial statements.
               ---------------------------------------------------

                             REGENCY COURT PARTNERS
                            CHFA Project No. 92-002-S
                       (A California Limited Partnership)
--------------------------------------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
--------------------------------------------------------------------------------



1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization: Regency Court Partners is a California limited partnership formed in 1992 to acquire an interest in real property located in Monrovia, California and to construct and operate thereon an apartment complex of 115 units for low-income senior citizens. Mortgage financing was provided by the California Housing Finance Agency (CHFA). Such projects are regulated under the terms of a Regulatory Agreement with CHFA, including rent charges, operating methods and other matters.

     Capitalization and Depreciation: Assets are recorded at cost and depreciated for financial accounting purposes using the straight-line method over their estimated useful lives. The principal estimated useful lives used in computing the depreciation provisions are 40 years for building and 10 years for equipment The policy of the project is to charge amounts expended for maintenance, repairs, and minor replacements to expense, and to capitalize expenditures for major replacements and betterments.

     Deferred Costs: Deferred costs, comprised substantially of tax credit fees, are amortized over their estimated useful life of ten years.

     Cash and Cash Equivalents: For purposes of reporting cash flows, cash includes unrestricted cash in bank, cash on hand, savings accounts, and all certificates of deposit with original maturities of three months or less.

     The Partnership maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Partnership has not experienced any losses in such accounts. The Partnership believes it is not exposed to any significant credit risk on cash and cash equivalents.

     Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements, and (2) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Rental Income and Unearned Rents: The Partnership rents apartment units on a month to month basis and recognizes revenues when earned. Advance receipts of rents are classified as liabilities until earned.

                                       9
     ---------------------------------------------------------------------------

Regency Court Partners
CHFA Project No. 92-002-S
Notes to Financial Statements, December 31, 2001
Page 2

--------------------------------------------------------------------------------


     Income Taxes: No provision is made for income taxes since such taxes, if any, are the liability of the individual partners.

     Reclassifications: Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation.

2.   GOING CONCERN AND PROPERTY TAX LIABILITY

     The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. A number of factors including recurring losses and a working capital deficiency raise substantial doubt about the Partnership's ability to continue as a going concern.

     The Partnership has not received real property tax bills since the inception of its land lease in 1994, and accordingly, has not paid real property taxes since that date. The Partnership has applied for property tax exemption, under the California welfare organization exemption, for 1999 and 1998 property tax. The Partnership has also requested that property taxes from June 1995 through December 1997, be abated. The Partnership believes that it will receive the abatement for 1999, 1998 and future taxes due to the non-profit status of its general partner. In addition, the Partnership is optimistic about receiving an abatement for the property taxes for the period June 1995 through December 1997, as it had a non-profit general partner during that time period.

     Communications with governmental authorities indicate application processing is three to five years behind. However, authorities state that tax exemption will likely be granted. In December of 2000 the first applications were returned as accepted for the tax periods 99-00 and 00-01. Accordingly, one-half of the 1999 property tax accrual has been reversed and no accrual has been made for the year 2000.

     These financial statements reflect a liability of $346,612 as of December 31, 2001 and 2000 for unbilled/unpaid property taxes. The liability will be reduced when future tax exemptions are received. Cash generated from the Partnership's operations has not been sufficient enough to pay such tax liability.



                                       10
     ---------------------------------------------------------------------------

Regency Court Partners
CHFA Project No. 92-002-S
Notes to Financial Statements, December 31, 2001
Page 3

--------------------------------------------------------------------------------


     If an abatement for prior years' taxes is not obtained, the Partnership will seek to negotiate a 5 year payment plan during which to pay those taxes. If the Partnership is unsuccessful, it may request additional funds from the limited partner to satisfy this obligation. However, the limited partner is under no obligation to contribute any additional amounts. The Partnership believes the abatement of property taxes, if obtained, will enable the Partnership to fund its on-going operations.

     The Partnership's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining an abatement of real property taxes and/or obtaining additional equity capital. While pursuing the tax abatement and/or additional equity funding, the Partnership must continue to operate on limited cash flow generated internally.

     The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Partnership be unable to continue as a going concern. The Partnership's continuation as a going concern is dependent upon its ability to general sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreement, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability.

3.   EXTRAORDINARY ITEMS

     Prior Years  Adjustment to CDC Note Payable and Related  Accrued  Interest:
     Communication with Community Development Commission,  County of Los Angeles
     (CDC) confirmed that the balance of the note payable at December 31, 2000 was $894,900. Balance in the December 31, 1999 financial statements was $899,950 - a difference of $5050. In addition, accrued interest on the note payable was confirmed as $165,828 at December 31, 2000. Interest expense for the 2000 year on the CDC note payable is appropriately $27,000. Accordingly, the adjustment of $23,168 to prior years accrued interest was treated as an extraordinary item as is the adjustment to the balance of the note payable. Total items related to CDC note payable amount to $28,218.

     Prior Years Adjustment to Accrued Property Tax: During the year 2000, tax exemptions were received for the 99-00 and 00-01 tax years. Accordingly, one-half of the prior 1999 accrual for property tax was reversed and is being reported as an extraordinary item.

                                       11
     ---------------------------------------------------------------------------

Regency Court Partners
CHFA Project No. 92-002-S
Notes to Financial Statements, December 31, 2001
Page 4


--------------------------------------------------------------------------------

4.   RESTRICTED FUNDS

     As required by the Regulatory Agreement with CHFA, the Partnership is required to make monthly impound deposits to cover insurance premiums, property taxes and to maintain an operating reserve and a reserve for replacements. These restricted funds are held by, and expenditures are subject to, supervision and approval by CHFA. The operating reserve is funded by a letter of credit.

5.   MORTGAGE PAYABLE

     California Housing Finance Agency 6.85% real estate mortgage payable in monthly installments of $29,749, including interest. Final payment is due in the year 2025. The mortgage may not be paid in advance without approval of CHFA, nor may the building be sold, demolished or alterations made
     without CHFA's prior approval.                                  $4,194,097

     Less current portion                                               (71,918)
                                                                      ----------
                                                                     $4,122,179

     Principal amounts maturing for the next five years are:

         2002                   $71,918
         2003                    77,002
         2004                    82,446
         2005                    88,274
         2006                    94,514



                                       12
     ---------------------------------------------------------------------------

Regency Court Partners
CHFA Project No. 92-002-S
Notes to Financial Statements, December 31, 2001
Page 5

--------------------------------------------------------------------------------


6.   OTHER NOTE PAYABLE

     Community Development Commission, County of Los Angeles (CDC) 3% construction loan secured by second trust deed on buildings and improvements. Payments made to the extent there are residual receipts. In the event that residual rental receipts are available in any year, 70%
     thereof shall be paid to the holder of the construction loan and the remaining 30% balance will be paid to the CDC as rent on the ground lease. Upon payment of $750,000 of the outstanding balance, 3.4% of the residual rental receipts shall be paid to the CDC as repayment of principal and interest. All unpaid amounts will be due and payable in the year 2025.
     Accrued interest is $192,828 at December 31, 2001.                 $894,900

7.   RELATED PARTY TRANSACTIONS

     The Regulatory Agreement with CHFA limits the maximum annual distributions to partners. Such distributions are payable only from surplus cash (as defined), but accumulate and may be distributed to the extent surplus cash is generated from future operations. No surplus cash was available at December 31, 2001 and 2000.

     Capital Contributions: The limited partner, WNC Housing Tax Credit Fund IV, L.P. Series I, a 99% limited partner, is required to make a capital contribution of $1,691,585, in amounts and at times as stated in the Limited Partnership Agreement. The limited partner's cash contributions may be reduced to account for reduced tax benefits, if any. As of December 31, 2001, the limited partner has contributed $1,641,782.

     Profit or Loss Allocations: All items included in the calculation of income or loss not arising from a sale or refinancing, and all tax credits, shall be allocated 99% to the limited partner and 1% to the general partner.


                                          13
     ---------------------------------------------------------------------------

Regency Court Partners
CHFA Project No. 92-002-S
Notes to Financial Statements, December 31, 2001
Page 6

--------------------------------------------------------------------------------


     Cash  Distributions:   Residual  rental  receipts,  as  defined,  shall  be
     distributed as follows:

     (i) 70% to the CDC until $750,000 of the construction loan has been repaid; 3.4% thereafter;

     (ii) 30% to the CDC as payment under the ground lease;

     (iii)The remaining residual rental receipts shall be distributed to the Partners in proportion to their partnership interests.

     Distribution of sale or refinancing proceeds, as defined, shall be made in accordance with the Limited Partnership Agreement.

     A monthly asset management fee is payable to the general partner. Fees of $22,383 and $20,700 were incurred for the years 2001 and 2000 respectively.

     An affiliate of one of the former general partners provided property management services to the Partnership from January 1996 to September 1997. Such services are now provided by an affiliate of the limited partner. Included in long-term accrued expenses at December 31, 2001 and December 31, 2000 is $88,000 of management fees payable to such entity.

     An affiliate of the limited partner provides property management services to the Partnership. Property management fees were $32,657 and $32,576 for the years 2001 and 2000, respectively.

8.   COMMITMENTS AND CONTINGENCIES

     Purchase Option: On January 4, 1994, the Partnership executed a Disposition and Development Agreement with the CDC. The Disposition and Development Agreement grants the Partnership the option to purchase the Rental Property under construction commencing on the first day of the 15th year of the ground lease and ending on the last day of the 20th year of the ground lease. The purchase price will be the future value of the CDC's original interest in the Rental Property under construction based on an 8% annually compounded return, less any payments made by the Partnership related to interest.

     Ground Lease: On January 4, 1994, the Partnership executed a Ground Lease Agreement with the CDC. Future minimum rental payments on the ground lease are based on 30% of residual rental receipts, as defined, and will be paid annually through 2049. No payments were made during the years ended December 31, 2001 and 2000.

                                       14
     ---------------------------------------------------------------------------

Regency Court Partners
CHFA Project No. 92-002-S
Notes to Financial Statements, December 31, 2001
Page 7

--------------------------------------------------------------------------------


9.   CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

     The Partnership's sole asset is a 115-unit apartment complex. The Partnership's operations are concentrated in the multifamily real estate market In addition, the Partnership operates in a heavily regulated environment. The operations of the project are subject to the administrative directives, rules and regulations of federal, state and local regulatory agencies, including, but not limited to CHFA. Such administrative directives, rules and regulations are subject to change by an act of congress, the State of California or an administrative change mandated by CHFA. Such changes may occur with little notice or inadequate funding to pay for related costs, including the additional administrative burden, to comply with a change.

                                       15
     ---------------------------------------------------------------------------