Form 10-Q
period 2002-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2002-08-23
CIK 913496

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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
Yes                    No        X
     -----------------    ----------

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2002





PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Balance Sheets
                    June 30, 2002 and March 31, 2002...........................3

                  Statements of Operations
                    For the Three Months Ended June 30, 2002 and 2001..........4

                  Statement of Partners' Equity (Deficit)
                    For the Three Months Ended June 30, 2002...................5

                  Statements of Cash Flows
                    For the Three Months Ended June 30, 2002 and 2001..........6

                  Notes to Financial Statements................................7

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................13

         Item 3. Quantitative and Qualitative Disclosures About Market Risk...15

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................15

         Item 6. Exhibits and Reports on Form 8-K.............................15

         Signatures...........................................................16

         Certification Pursuant To 18 U.S.C. Section 1350.....................17

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                                 BALANCE SHEETS





                                                                       June 30, 2002             March 31, 2002
                                                                   ----------------------      -------------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                        $              262,581      $           277,292
Investments in limited partnerships, net (Note 2)                             2,155,878                2,234,002
                                                                   ----------------------      -------------------

       Total assets                                              $            2,418,459      $         2,511,294
                                                                   ======================      ===================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:

   Payable to limited partnership                                $                2,303      $             2,303
   Accrued fees and expenses due to
     General Partner and affiliates (Note 3)                                    133,627                  134,569
                                                                   ----------------------      -------------------

       Total liabilities                                                        135,930                  136,872
                                                                   ----------------------      -------------------

Commitments and contingencies

Partners' equity (deficit):
     General Partner                                                            (77,076)                 (76,157)
     Limited Partners (10,000 units authorized,
       10,000 units issued and outstanding)                                   2,359,605                2,450,579
                                                                   ----------------------      -------------------

     Total partners' equity                                                   2,282,529                2,374,422
                                                                   ----------------------      -------------------

                                                                 $            2,418,459      $         2,511,294
                                                                   ======================      ===================

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2002 and 2001
                                   (unaudited)


                                                       2002                             2001
                                                       ----                             ----

Interest income                            $                    1,109      $                     2,912
                                             --------------------------      ---------------------------

Operating expenses:
   Amortization (Note 2)                                        5,953                            6,021
   Asset management fees (Note 3)                              10,500                           10,500
   Legal & accounting                                           3,679                            1,719
   Other                                                        2,924                            2,554
                                             --------------------------      ---------------------------

      Total operating expenses                                 23,056                           20,794
                                             --------------------------      ---------------------------

Loss from operations                                          (21,947)                         (17,882)

Equity in losses of limited
   partnerships (Note 2)                                      (69,946)                        (120,839)
                                             --------------------------      ---------------------------

Net loss                                   $                  (91,893)     $                  (138,721)
                                             ==========================      ===========================

Net loss allocated to:
   General partner                         $                     (919)     $                    (1,387)
                                             ==========================      ===========================

   Limited partners                        $                  (90,974)     $                  (137,334)
                                             ==========================      ===========================

Net loss per limited partner unit          $                       (9)     $                       (14)
                                             ==========================      ===========================

Outstanding weighted limited
  partner units                                                10,000                           10,000
                                             ==========================      ===========================

                 See accompanying notes to financial statements
                                      4

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2002
                                   (unaudited)

                                                           General              Limited
                                                           Partner              Partners                Total
                                                        ---------------    -------------------      ---------------

Partners' equity (deficit) at March 31, 2002          $       (76,157)   $         2,450,579      $     2,374,422


   Net loss                                                      (919)               (90,974)             (91,893)
                                                        ---------------    -------------------      ---------------


Partners' equity (deficit) at June 30, 2002           $       (77,076)   $         2,359,605      $     2,282,529
                                                        ===============    ===================      ===============

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2002 and 2001
                                   (unaudited)


                                                                               2002                     2001
                                                                         ------------------       -----------------
Cash flows from operating activities:
   Net loss                                                            $          (91,893)      $        (138,721)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Amortization                                                                  5,953                   6,021
      Equity in losses of limited partnerships                                     69,946                 120,839
      Change in accrued fees and expenses due to
        General Partner and affiliates                                               (942)                  6,502
                                                                         ------------------       -----------------

Net cash used in operating activities                                             (16,936)                 (5,359)
                                                                         ------------------       -----------------

Cash flows from investing activities:
      Investments in limited partnerships                                               -                 (16,028)
      Distributions from limited partnerships                                       2,225                   9,519
                                                                         ------------------       -----------------

Net cash provided (used in) by investing activities                                 2,225                  (6,509)
                                                                         ------------------       -----------------

Net decrease in cash and cash equivalents                                         (14,711)                (11,868)

Cash and cash equivalents, beginning of period                                    277,292                 312,213
                                                                         ------------------       -----------------

Cash and cash equivalents, end of period                               $          262,581       $         300,345
                                                                         ==================       =================

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
   Taxes paid                                                          $              800       $             800
                                                                         ==================       =================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                       For the Quarter Ended June 30, 2002
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2002.

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

WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. are the general partners of the Partnership (the "General Partners"). The chairman and president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partners as the Partnership has no employees of its own.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2002
                                   (unaudited)



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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2002
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. The Partnership had no cash equivalents as of June 30, 2002 and March 31, 2002.

Concentration of Credit Risk
----------------------------

At June 30, 2002, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income for all periods presented, as defined by SFAS No. 130.

New Accounting Pronouncement
----------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. SFAS 144 is not expected to have a material impact on the Partnership's financial position or results of operations.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2002
                                   (unaudited)


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

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                For the Three Months             For the Year Ended
                                                                        Ended
                                                                    June 30, 2002                  March 31, 2002
                                                               ------------------------          -------------------

Investments per balance sheet,
   beginning of period                                      $               2,234,002          $         2,823,846
Capital contributions paid, net                                                     -                       16,028
Distributions received from limited partnerships                               (2,225)                     (16,953)
Equity in losses of limited partnerships                                      (69,946)                    (564,968)
Amortization of capitalized acquisition fees and costs                         (5,953)                     (23,951)
                                                               ------------------------          -------------------
Investments per balance sheet,
   end of period                                            $               2,155,878          $         2,234,002
                                                               ========================          ===================

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2002
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected financial information for the three months ended June 30, 2002 and 2001 from the unaudited combined condensed financial statements of the limited partnership in which the Partnership has invested is as follows:

                                                                         2002                           2001
                                                                  -------------------            -------------------
               Revenues                                         $            850,000           $           849,000
                                                                  -------------------            -------------------

          Expenses:
             Interest expense                                                205,000                       210,000
             Depreciation and amortization                                   275,000                       286,000
             Operating expenses                                              567,000                       549,000
                                                                  -------------------            -------------------

             Total expenses                                                1,047,000                     1,045,000
                                                                  -------------------            -------------------

          Net loss                                              $           (197,000)          $          (196,000)
                                                                  ===================            ===================

          Net loss allocable to the Partnership                 $           (194,000)          $          (193,000)
                                                                  ===================            ===================

          Net loss recorded by the Partnership                  $            (70,000)          $          (121,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. The base fee amount will be adjusted annually based on changes to the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Asset management fees of $10,500 were incurred for each of the three months ended June 30, 2002 and 2001. The Partnership paid $15,000 and $7,500 of those asset management fees during the three months ended June 30, 2002 and 2001, respectively.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2002
                                   (unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

The accrued fees and advances due to General Partner and affiliates consisted of the following:

                                                                      June 30, 2002               March 31, 2002
                                                                  ----------------------        --------------------

       Reimbursement for expenses paid by the General
            Partner or an affiliate                            $                  4,960      $                1,402
       Asset management fee payable                                             128,667                     133,167
                                                                  ----------------------        --------------------

                                                               $                133,627      $              134,569
                                                                  ======================        ====================


NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships represent amounts, which are due at various times based on conditions specified in the limited partnership agreement. These contributions are payable in installments and are due upon the limited partnership achieving certain operating and development benchmarks (generally within two years of the Partnership's initial investment).

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2002 and 2001, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2002 consisted primarily of $263,000 in cash and aggregate investments in the twenty-one Local Limited Partnerships of $2,156,000. Liabilities at June 30, 2002 consisted primarily of $129,000 in accrued asset management fees payable to the General Partner.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001. The Partnership's net loss for the three months ended June 30, 2002 was $(92,000), reflecting a decrease of $47,000 from the net loss experienced for the three months ended June 30, 2001 of $(139,000). The decrease in net loss is primarily due to equity in losses of Local Limited Partnerships which decreased by $51,000 to $(70,000) for the three months ended June 30, 2002 from $(121,000) for the three months ended June 30, 2001. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at June 30, 2002. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. The decrease in equity in losses of Local Limited Partnerships was offset by the reduction of interest income by $2,000 to $1,000 for the three months ended June 30, 2002 from $3,000 for the three months ended June 30, 2001 and an increase in accounting expense by $2,000 to $4,000 for the three months ended June 30, 2002 from $2,000 for the three months ended June 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Three months Ended June 30, 2002 Compared to Three months Ended June 30, 2001. Net decrease in cash during the three months ended June 30, 2002 was ($15,000) compared to a net decrease in cash for the three months ended June 30, 2001 of ($12,000). The $3,000 decrease was due to an increase in investments in limited partnerships of ($16,000), which was offset by a reduction in distributions from limited partnerships of $7,000, and a decrease from operating activities of $12,000 in the three months ended June 30, 2002.

During the three months ended June 30, 2002, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, decreased by $1,000. The General Partner does not anticipate that these accrual fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2002, to be sufficient to meet all currently foreseeable future cash requirements.

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





By:  /s/ Wilfred N. Cooper Jr.
     -------------------------

Wilfred N. Cooper, Jr., President
Chief Operating Officer of WNC & Associates, Inc.

Date:  August 2, 2002





By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha, Vice President
Chief Financial Officer of WNC & Associates, Inc.

Date:  August 2, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of WNC Housing Tax Credit Fund IV, L.P., Series 1 (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C., section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Wilfred N. Cooper, Sr., Chairman and Chief Executive Officer of WNC & Associates, Inc., general partner [of the general partner] of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Partnership.


/s/WILFRED N. COOPER, SR.
-------------------------
Wilfred N. Cooper, Sr.
Chairman and Chief Executive Officer of WNC & Associates, Inc.
August 2, 2002




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of WNC Housing Tax Credit Fund IV, L.P., Series 1 (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C., section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Thomas J. Riha, Chief Financial Officer of WNC & Associates, Inc., general partner [of the general partner] of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Partnership.


/s/THOMAS J. RIHA
-----------------
Thomas J. Riha
Chief Financial Officer of WNC & Associates, Inc.
August 2, 2002