Form 10-Q
period 2002-09-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2002-11-21
CIK 913496

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

Yes           No      X
    ---------    ----------


Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes           No      X
    ---------    ----------

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 2002





PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Balance Sheets
                    September 30, 2002 and March 31, 2002......................3

                  Statements of Operations
                    For the Three and Six Months Ended
                    September 30, 2002 and 2001................................4

                  Statement of Partners' Equity (Deficit)
                    For the Six Months Ended September 30, 2002................5

                  Statements of Cash Flows
                    For the Six Months Ended September 30, 2002 and 2001.......6

                  Notes to Financial Statements................................7

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................13

         Item 3. Quantitative and Qualitative Disclosures About Market Risk...15

         Item 4. Procedures and Controls......................................15

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................15

         Item 5. Other Information............................................15

         Item 6. Exhibits and Reports on Form 8-K.............................15

         Signatures...........................................................16

         Certifications.......................................................17

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                    September 30, 2002           March 31, 2002
                                                                   ----------------------      -------------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                        $              245,274      $           277,292
Investments in limited partnerships, net (Note 2)                             2,075,972                2,234,002
                                                                   ----------------------      -------------------

       Total assets                                              $            2,321,246      $         2,511,294
                                                                   ======================      ===================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:

   Payable to limited partnership                                $                2,303      $             2,303
   Accrued fees and expenses due to
     General Partner and affiliates (Note 3)                                    131,667                  134,569
                                                                   ----------------------      -------------------

       Total liabilities                                                        133,970                  136,872
                                                                   ----------------------      -------------------

Commitments and contingencies

Partners' equity (deficit):
     General Partner                                                            (78,028)                 (76,157)
     Limited Partners (10,000 units authorized,
       10,000 units issued and outstanding)                                   2,265,304                2,450,579
                                                                   ----------------------      -------------------

     Total partners' equity                                                   2,187,276                2,374,422
                                                                   ----------------------      -------------------

                                                                 $            2,321,246      $         2,511,294
                                                                   ======================      ===================

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2002 and 2001
                                   (unaudited)


                                                            2002                                       2001

                                         -------------------      ----------------   -----------------        -----------------
                                            Three Months            Six Months         Three Months              Six Months
                                         -------------------      ----------------   -----------------        -----------------

Interest income                        $             1,015      $          2,124   $           2,396        $           5,308
Distribution income                                  6,475                 6,475                   -                        -
                                         -------------------      ----------------   -----------------        -----------------

                                                     7,490                 8,599               2,396                    5,308
                                         -------------------      ----------------   -----------------        -----------------

Operating expenses:
   Amortization (Note 2)                             5,953                11,906               6,021                   12,042
   Asset management fees (Note 3)                   10,500                21,000              10,500                   21,000
   Legal & accounting                               11,820                15,499              13,176                   14,895
   Other                                               426                 3,350                 844                    3,398
                                         -------------------      ----------------   -----------------        -----------------

      Total operating expenses                      28,699                51,755              30,541                   51,335
                                         -------------------      ----------------   -----------------        -----------------

Loss from operations                               (21,209)              (43,156)            (28,145)                 (46,027)

Equity in losses of limited
   partnerships (Note 2)                           (74,044)             (143,990)           (174,781)                (295,620)
                                         -------------------      ----------------   -----------------        -----------------

Net loss                               $           (95,253)     $       (187,146)  $        (202,926)       $        (341,647)
                                         ===================      ================   =================        =================

Net loss allocated to:
   General partner                     $              (952)     $         (1,871)  $          (2,029)       $          (3,416)
                                         ===================      ================   =================        =================

   Limited partners                    $           (94,301)     $       (185,275)  $        (200,897)       $        (338,231)
                                         ===================      ================   =================        =================

Net loss per limited partner unit      $                (9)     $            (19)  $             (20)       $             (34)
                                         ===================      ================   =================        =================

Outstanding weighted  limited
 partner units                                      10,000                10,000              10,000                   10,000
                                         ===================      ================   =================        =================

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2002
                                   (unaudited)

                                                           General              Limited
                                                           Partner              Partners                Total
                                                        ---------------    -------------------      ---------------

Partners' equity (deficit) at March 31, 2002          $       (76,157)   $         2,450,579      $     2,374,422


   Net loss                                                    (1,871)              (185,275)            (187,146)
                                                        ---------------    -------------------      ---------------


Partners' equity (deficit) at September 30, 2002      $       (78,028)   $         2,265,304      $     2,187,276
                                                        ===============    ===================      ===============


                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2002 and 2001
                                   (unaudited)


                                                                               2002                     2001
                                                                         ------------------       -----------------
Cash flows from operating activities:
   Net loss                                                            $         (187,146)      $        (341,647)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Amortization                                                                 11,906                  12,042
      Equity in losses of limited partnerships                                    143,990                 295,620
      Change in accrued fees and expenses due to
        General Partner and affiliates                                             (2,902)                  7,945
                                                                         ------------------       -----------------

Net cash used in operating activities                                             (34,152)                (26,040)
                                                                         ------------------       -----------------

Cash flows from investing activities:
      Investments in limited partnerships                                               -                 (16,028)
      Distributions from limited partnerships                                       2,134                  13,372
                                                                         ------------------       -----------------

Net cash provided (used in) by investing activities                                 2,134                  (2,656)
                                                                         ------------------       -----------------

Net decrease in cash and cash equivalents                                         (32,018)                (28,696)

Cash and cash equivalents, beginning of period                                    277,292                 312,213
                                                                         ------------------       -----------------

Cash and cash equivalents, end of period                               $          245,274       $         283,517
                                                                         ==================       =================

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
   Taxes paid                                                          $              800       $             800
                                                                         ==================       =================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    For the Quarter Ended September 30, 2002
                                   (unaudited)





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2002.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For the Quarter Ended September 30, 2002
                                   (unaudited)



                                        9
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Risks and Uncertainties
-----------------------

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low-income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low-income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low-income housing credits will be available to Limited Partners.

In addition, Limited Partners are subject to risks in that the rules governing the low-income housing credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the low-income housing credits. There are limits on the transferability of Units, and it is unlikely that a market for Units will develop. All management decisions will be made by the General Partner.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For the Quarter Ended September 30, 2002
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. The Partnership had no cash equivalents as of September 30, 2002 and March 31, 2002.

Concentration of Credit Risk
----------------------------

At September 30, 2002, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

New Accounting Pronouncements
-----------------------------

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    For the Quarter Ended September 30, 2002
                                   (unaudited)


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

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                 For the Six Months              For the Year Ended
                                                                        Ended
                                                                 September 30, 2002                March 31, 2002
                                                               ------------------------          -------------------

Investments per balance sheet,
   beginning of period                                      $               2,234,002          $         2,823,846
Capital contributions paid, net                                                     -                       16,028
Distributions received from limited partnerships                               (2,134)                     (16,953)
Equity in losses of limited partnerships                                     (143,990)                    (564,968)
Amortization of capitalized acquisition fees and costs                        (11,906)                     (23,951)
                                                               ------------------------          -------------------
Investments per balance sheet,
   end of period                                            $               2,075,972          $         2,234,002
                                                               ========================          ===================

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    For the Quarter Ended September 30, 2002
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected financial information for the six months ended September 30, 2002 and 2001 from the unaudited combined condensed financial statements of the limited partnership in which the Partnership has invested is as follows:

                                                                         2002                           2001
                                                                  -------------------            -------------------
               Revenues                                         $          1,700,000           $         1,698,000
                                                                  -------------------            -------------------

          Expenses:
             Interest expense                                                411,000                       420,000
             Depreciation and amortization                                   549,000                       571,000
             Operating expenses                                            1,134,000                     1,099,000
                                                                  -------------------            -------------------

             Total expenses                                                2,094,000                     2,090,000
                                                                  -------------------            -------------------

          Net loss                                              $           (394,000)          $          (392,000)
                                                                  ===================            ===================

          Net loss allocable to the Partnership                 $           (388,000)          $          (386,000)
                                                                  ===================            ===================

          Net loss recorded by the Partnership                  $           (144,000)          $          (219,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. The base fee amount will be adjusted annually based on changes to the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Asset management fees of $21,000 were incurred for each of the six months ended September 30, 2002 and 2001. The Partnership paid $22,500 and $24,500 of those asset management fees during the six months ended September 30, 2002 and 2001, respectively.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    For the Quarter Ended September 30, 2002
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

The accrued fees and advances due to General Partner and affiliates consisted of the following:

                                                                   September 30, 2002             March 31, 2002
                                                                  ----------------------        --------------------

       Reimbursement for expenses paid by the General
            Partner or an affiliate                            $                      -      $                1,402
       Asset management fee payable                                             131,667                     133,167
                                                                  ----------------------        --------------------

                                                               $                131,667      $              134,569
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

Forward-Looking Statements

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

Risks and uncertainties inherent in forward-looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the low-income housing tax credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the condensed unaudited Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the six months ended September 30, 2002 and 2001, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2002 consisted primarily of $245,000 in cash and aggregate investments in the twenty-one Local Limited Partnerships of $2,076,000. Liabilities at September 30, 2002 consisted primarily of $132,000 in accrued asset management fees payable to the General Partner.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001. The Partnership's net loss for the three months ended September 30, 2002 was $(95,000), reflecting a decrease of $108,000 from the net loss experienced for the three months ended September 30, 2001 of $(203,000). The decrease in net loss is primarily due to equity in losses of Local Limited Partnerships which decreased by $101,000 to $(74,000) for the three months ended September 30, 2002 from $(175,000) for the three months ended September 30, 2001. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2002. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses of Local Limited Partnerships, loss from operations decreased approximately by $7,000 to (21,000) for the three months ended September 30, 2002 from $(28,000) for the three month ended September 30, 2001, which caused by an increase of interest income by $5,000 and a decrease in accounting and other operating expenses by $2,000 for the three months ended September 30, 2002.

Six Months Ended September 30, 2002 Compared to Six Months Ended September 30, 2001. The Partnership's net loss for the six months ended September 30, 2002 was $(187,000), reflecting a decrease of $155,000 from the net loss experienced for the six months ended September 30, 2001 of $(342,000). The decrease in net loss is primarily due to equity in losses of Local Limited Partnerships which decreased by $152,000 to $(144,000) for the six months ended September 30, 2002 from $(296,000) for the six months ended September 30, 2001. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2002. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses of Local Limited Partnerships, loss from operations decreased by approximately $3,000 to (43,000) for the six months ended September 30, 2002 from $(46,000) for the six month ended September 30, 2001, which was caused by an increase in interest income of $3,000 for the six months ended September 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Six months Ended September 30, 2002 Compared to Six months Ended September 30, 2001. Net cash used during the six months ended September 30, 2002 was ($32,000) compared to net cash used for the six months ended September 30, 2001 of ($29,000). The $3,000 increase in cash used was due to a decrease in cash used by investing activities of $5,000, and an increase in cash used by operating activities of $(8,000) in the six months ended September 30, 2002.

During the six months ended September 30, 2002, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, decreased by $3,000. The General Partner does not anticipate that these accrual fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2002, to be sufficient to meet all currently foreseeable future cash requirements.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

          NOT APPLICABLE

Item 4.   Procedures and Controls

          Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a- 14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II.  Other Information

Item 1.   Legal Proceedings

          NONE

Item 5.   Other Information

          Wilfred N. Cooper, Jr. has assumed the role of Chief Executive Officer of WNC & Associates. Wilfred N. Cooper, Sr. who previously held the role of Chief Executive Officer remains the Chairman of The Board.

Item 6.   Exhibits and Reports on Form 8-K

(a)       Reports on Form 8-K.

1.        NONE

(b)       Exhibits.

99.1 Certification pursuant to 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., Series 1

By:  WNC Tax Credit Partners IV, L.P.       General Partner of the Registrant


By:  WNC & ASSOCIATES, INC.         General Partner of WNC Tax Credit
                                            Partners IV, L.P.





By:  /s/ Wilfred N. Cooper Jr.
------------------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:  November 14, 2002





By:  /s/ Thomas J. Riha
-----------------------

Thomas J. Riha, Vice President
Chief Financial Officer of WNC & Associates, Inc.

Date:  November 14, 2002

                                 CERTIFICATIONS*

I,   Wilfred N. Cooper, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of WNC HOUSING TAX CREDIT FUND IV, L.P., Series 1;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Wilfred N. Cooper Jr.
-------------------------
[Signature]

President and Chief Executive Officer of WNC & Associates, Inc.

                                 CERTIFICATIONS*

I,   Thomas J. Riha, certify that:

1. I have reviewed this quarterly report on Form 10-Q of WNC HOUSING TAX CREDIT FUND IV, L.P., Series 1;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (f)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Thomas J. Riha
-------------------
[Signature]

Vice-President - Chief Financial Officer of WNC & Associates, Inc.