Form 10-Q
period 2002-12-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2003-02-13
CIK 913496

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended December 31, 2002




PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Balance Sheets
                    December 31, 2002 and March 31, 2002.......................3

                  Statements of Operations
                    For the Three and Nine Months Ended
                      December 31, 2002 and 2001...............................4

                  Statement of Partners' Equity (Deficit)
                    For the Nine Months Ended December 31, 2002................5

                  Statements of Cash Flows
                    For the Nine Months Ended December 31, 2002 and 2001.......6

                  Notes to Financial Statements................................7

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................13

         Item 3. Quantitative and Qualitative Disclosures
                    About Market Risk.........................................15

         Item 4. Controls and Procedures......................................15

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

         Item 6. Exhibits and Reports on Form 8-K.............................15

         Signatures...........................................................16

         Certifications.......................................................17

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                                 BALANCE SHEETS





                                                                     December 31, 2002           March 31, 2002
                                                                   ----------------------      -------------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                        $              237,038      $           277,292
Investments in limited partnerships, net (Note 2)                             1,998,200                2,234,002
                                                                   ----------------------      -------------------

       Total assets                                              $            2,235,238      $         2,511,294
                                                                   ======================      ===================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:

   Payable to limited partnership                                $                2,303      $             2,303
   Accrued fees and expenses due to
     General Partner and affiliates (Note 3)                                    136,105                  134,569
                                                                   ----------------------      -------------------

       Total liabilities                                                        138,408                  136,872
                                                                   ----------------------      -------------------

Commitments and contingencies

Partners' equity (deficit):
     General Partner                                                            (78,933)                 (76,157)
     Limited Partners (10,000 units authorized,
       10,000 units issued and outstanding)                                   2,175,763                2,450,579
                                                                   ----------------------      -------------------

     Total partners' equity                                                   2,096,830                2,374,422
                                                                   ----------------------      -------------------

                                                                 $            2,235,238      $         2,511,294
                                                                   ======================      ===================


                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2002 and 2001
                                   (unaudited)


                                                            2002                                       2001

                                         -----------------------------------------   ------------------------------------------
                                            Three Months            Nine Months        Three Months             Nine Months
                                         -------------------      ----------------   -----------------        -----------------

Interest income                        $               915      $          3,039   $           1,337        $           6,645
Distribution income                                      -                 6,475                   -                        -
                                         -------------------      ----------------   -----------------        -----------------

                                                       915                 9,514               1,337                    6,645
                                         -------------------      ----------------   -----------------        -----------------

Operating expenses:
   Amortization (Note 2)                             5,953                17,859               5,953                   17,995
   Asset management fees (Note 3)                   10,500                31,500              10,500                   31,500
   Legal & accounting                                2,320                17,819               2,075                   16,970
   Other                                               769                 4,119               3,249                    6,647
                                         -------------------      ----------------   -----------------        -----------------

      Total operating expenses                      19,542                71,297              21,777                   73,112
                                         -------------------      ----------------   -----------------        -----------------

Loss from operations                               (18,627)              (61,783)            (20,440)                 (66,467)

Equity in losses of limited
   partnerships (Note 2)                           (71,819)             (215,809)            (87,257)                (382,877)
                                         -------------------      ----------------   -----------------        -----------------

Net loss                               $           (90,446)     $       (277,592)  $        (107,697)       $        (449,344)
                                         ===================      ================   =================        =================

Net loss allocated to:
   General partner                     $              (905)     $         (2,776)  $          (1,077)       $          (4,493)
                                         ===================      ================   =================        =================

   Limited partners                    $           (89,541)     $       (274,816)  $        (106,620)       $        (444,851)
                                         ===================      ================   =================        =================

Net loss per limited partner unit      $                (9)     $            (28)  $             (11)       $             (44)
                                         ===================      ================   =================        =================

Outstanding weighted
   limited partner units                            10,000                10,000              10,000                   10,000
                                         ===================      ================   =================        =================

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2002
                                   (unaudited)

                                                           General              Limited
                                                           Partner              Partners                Total
                                                        ---------------    -------------------      ---------------

Partners' equity (deficit) at March 31, 2002          $       (76,157)   $         2,450,579      $     2,374,422

   Net loss                                                    (2,776)              (274,816)            (277,592)
                                                        ---------------    -------------------      ---------------

Partners' equity (deficit) at December 31, 2002       $       (78,933)   $         2,175,763      $     2,096,830
                                                        ===============    ===================      ===============

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2002 and 2001
                                   (unaudited)


                                                                               2002                     2001
                                                                         ------------------       -----------------
Cash flows from operating activities:
   Net loss                                                            $         (277,592)      $        (449,344)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Amortization                                                                 17,859                  17,995
      Equity in losses of limited partnerships                                    215,809                 382,877
      Change in accrued fees and expense due to
        General Partner and affiliates                                              1,536                   7,065
                                                                         ------------------       -----------------

Net cash used in operating activities                                             (42,388)                (41,407)
                                                                         ------------------       -----------------

Cash flows from investing activities:
      Investments in limited partnerships                                               -                 (16,028)
      Distributions from limited partnerships                                       2,134                  15,681
                                                                         ------------------       -----------------

Net cash provided (used in) by investing activities                                 2,134                    (347)
                                                                         ------------------       -----------------

Net decrease in cash and cash equivalents                                         (40,254)                (41,754)

Cash and cash equivalents, beginning of period                                    277,292                 312,214
                                                                         ------------------       -----------------

Cash and cash equivalents, end of period                               $          237,038       $         270,460
                                                                         ==================       =================

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
   Taxes paid                                                          $              800       $             800
                                                                         ==================       =================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2002.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)


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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. The Partnership had no cash equivalents as of December 31, 2002 and March 31, 2002.

Concentration of Credit Risk
----------------------------

At December 31, 2002, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS 146 is not expected to have a material impact on the Partnership's financial position or results of operations.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)

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

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                 For the Nine Months             For the Year Ended
                                                                        Ended
                                                                  December 31, 2002                March 31, 2002
                                                               ------------------------          -------------------

Investments per balance sheet,
   beginning of period                                      $               2,234,002          $         2,823,846
Capital contributions paid, net                                                     -                       16,028
Distributions received from limited partnerships                               (2,134)                     (16,953)
Equity in losses of limited partnerships                                     (215,809)                    (564,968)
Amortization of capitalized acquisition fees and costs                        (17,859)                     (23,951)
                                                               ------------------------          -------------------
Investments per balance sheet,
   end of period                                            $               1,998,200          $         2,234,002
                                                               ========================          ===================

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected financial information for the nine months ended December 31, 2002 and 2001 from the unaudited combined condensed financial statements of the limited partnership in which the Partnership has invested is as follows:

                                                                         2002                           2001
                                                                  -------------------            -------------------
               Revenues                                         $          2,550,000           $          2,548,000
                                                                  -------------------            -------------------

          Expenses:
             Interest expense                                                617,000                        631,000
             Depreciation and amortization                                   824,000                        856,000
             Operating expenses                                            1,701,000                      1,649,000
                                                                  -------------------            -------------------

             Total expenses                                                3,142,000                      3,136,000
                                                                  -------------------            -------------------

          Net loss                                              $           (592,000)          $           (588,000)
                                                                  ===================            ===================

          Net loss allocable to the Partnership                 $           (583,000)          $           (579,000)
                                                                  ===================            ===================

          Net loss recorded by the Partnership                  $           (216,000)          $           (383,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. The base fee amount will be adjusted annually based on changes to the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Asset management fees of $31,500 were incurred for each of the nine months ended December 31, 2002 and 2001. The Partnership paid $30,000 and $24,500 of those asset management fees during the nine months ended December 31, 2002 and 2001, respectively.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

The accrued fees and advances due to General Partner and affiliates consisted of the following:

                                                                    December 31, 2002             March 31, 2002
                                                                  ----------------------        --------------------

       Reimbursement for expenses paid by the General
            Partner or an affiliate                            $                  1,438      $                1,402
       Asset management fee payable                                             134,667                     133,167
                                                                  ----------------------        --------------------

                                                               $                136,105      $              134,569
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

The following discussion and analysis compares the results of operations for the nine months ended December 31, 2002 and 2001, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2002 consisted primarily of $237,000 in cash and aggregate investments in the twenty-one Local Limited Partnerships of $1,998,000. Liabilities at December 31, 2002 consisted primarily of $136,000 in accrued asset management fees and expenses payable to the General Partner.

Results of Operations

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001. The Partnership's net loss for the three months ended December 31, 2002 was $(90,000), reflecting a decrease of $18,000 from the net loss experienced for the three months ended December 31, 2001 of $(108,000). The decrease in net loss is primarily due to equity in losses of Local Limited Partnerships which decreased by $15,000 to $(72,000) for the three months ended December 31, 2002 from $(87,000) for the three months ended December 31, 2001. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2002. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses of Local Limited Partnerships, loss from operations decreased approximately by $1,000 to (19,000) for the three months ended December 31, 2002 from $(20,000) for the three months ended December 31, 2001, which was substantially caused by a decrease in other operating expenses of $2,000 for the three months ended December 31, 2002.

Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 31, 2001. The Partnership's net loss for the nine months ended December 31, 2002 was $(277,000), reflecting a decrease of $172,000 from the net loss experienced for the nine months ended December 31, 2001 of $(449,000). The decrease in net loss is primarily due to equity in losses of Local Limited Partnerships which decreased by $167,000 to $(216,000) for the nine months ended December 31, 2002 from $(383,000) for the nine months ended December 31, 2001. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2002. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses of Local Limited Partnerships, loss from operations decreased by approximately $4,000 to (62,000) for the nine months ended December 31, 2002 from $(66,000) for the nine months ended December 31, 2001, which was caused by an increase in interest income of approximately $3,000 and a decrease in other operating expenses of approximately $2,000 for the nine months ended December 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 31, 2001. Net cash used during the nine months ended December 31, 2002 was ($40,000) compared to net cash used for the nine months ended December 31, 2001 of ($42,000). The $2,000 decrease in cash used was due to an increase in cash provided by investing activities of approximately $3,000, and an increase in cash used by operating activities of $(1,000) in the nine months ended December 31, 2002.

During the nine months ended December 31, 2002, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by approximately $2,000. The General Partner does not anticipate that these accrual fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2002, to be sufficient to meet all currently foreseeable future cash requirements.

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk

          NOT APPLICABLE

 Item 4.  Controls and Procedures

          Within the 90 days prior to the date of this report, the General Partners of the Partnership carried out an evaluation, under the supervision and with the participation of Associates' management, including Associates' Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a- 14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.




 Part II. Other Information

 Item 1.  Legal Proceedings

          NONE

 Item 5.  Other Information

          Wilfred N. Cooper, Jr. has assumed the role of Chief Executive Officer of WNC & Associates. Wilfred N. Cooper, Sr. who previously held the role of Chief Executive Officer remains the Chairman of The Board.

 Item 6.  Exhibits and Reports on Form 8-K

 (a)      Reports on Form 8-K.
          --------------------

 1.       NONE

 (b)      Exhibits.
          ---------

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


By:  WNC & ASSOCIATES, INC.General Partner of WNC Tax Credit Partners IV, L.P.





By:  /s/ Wilfred N. Cooper Jr.
     -------------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:  February 11, 2003





By:  /s/ Thomas J. Riha
     -------------------

Thomas J. Riha, Vice President - Chief Financial Officer of
WNC & Associates, Inc.

Date:  February 11, 2003

                                 CERTIFICATIONS

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: February 11, 2003


     /s/  Wilfred N. Cooper Jr.
     --------------------------

     President and Chief Executive Officer of WNC & Associates, Inc.

                                 CERTIFICATIONS

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: February 11, 2003


     /s/  Thomas J. Riha
     -------------------

     Vice-President - Chief Financial Officer of WNC & Associates, Inc.