Form 10-K
period 2003-03-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2003-06-26
CIK 913496

FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the fiscal year ended March 31, 2003

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

                                 (714) 662-5565

           Securities registered pursuant to Section12(b) of the Act:


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
Yes     X       No
    ---------      ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer.

Yes               No      X
    -----------      ----------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

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

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a multi-family housing complex (the "Housing Complexes") which will qualify for the Low Income Housing Credit. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. Each Housing Complex is subject to a fifteen-year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, dated May 4, 1993, (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of March 31, 2003, the Partnership had invested in twenty-one Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

Certain Risks and Uncertainties

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credit s and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, we are continuing our review of the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. Our review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors. To date no properties in the Partnership have been selected.

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the twenty-one Housing Complexes as the dates and for the periods indicated:



                                                  ---------------------------------- -----------------------------------------------
                                                        As of March 31, 2003                       As of December 31, 2002
                                                  ---------------------------------- -----------------------------------------------
                                                      Partnership's                                  Estimated Low      Encumbrances
                                                     Total Investment    Amount of                        Income          of Local
                                   General Partner   in Local Limited    Investment  Number of            Housing          Limited
Partnership Name     Location          Name             Partnerships    Paid to Date   Units  Occupancy  Credits        Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Alpine               Alpine,       1600 Capital Company,
Manor, L.P.          Texas         Inc.                  $ 195,000        $ 195,000      36       100%    $ 394,000        $ 904,000

Baycity
Village                            Green
Apartments,                        Companies
Limited              Baytown,      Development
Partnership          Texas         Group, Inc.             301,000          301,000
                                                                                         62        97%      629,000        1,442,000
Beckwood Manor                     Phillips
Seven Limited        Marianna,     Development
Partnership          Arkansas      Corporation             307,000          307,000      42        93%      636,000        1,377,000

Briscoe Manor
Limited              Galena,       McKnight &
Partnership          Maryland      Decoster, Inc.          308,000          308,000      31       100%      648,000        1,476,000

Evergreen Four                     Phillips
Limited              Maynard,      Development
Partnership          Arkansas      Corporation             195,000          195,000      24        63%      402,000          862,000

Fawn Haven                         Georg E. Maharg
Limited              Manchester,   and Maharg
Partnership          Ohio          Realty, Inc.            167,000          167,000      28        93%      376,000          847,000

Fort Stockton        Ft.Stockton,  1600 Capital
Manor, L.P.          Texas         Company,Inc.            224,000          224,000      36        94%      453,000        1,042,000

Hidden Valley
Limited              Gallup, New   Alan Deke
Partnership          Mexico        Noftsker                412,000          412,000      40       100%      801,000        1,472,000

HOI Limited          Lenoir,       Housing
Partnership Of       North         Opportunities,
Lenoir               Carolina      Inc.                    198,000          198,000      34        97%      400,000          526,000

Indian Creek
Limited              Bucyrus,      Georg E.
Partnership          Ohio          Maharg                  306,000          306,000      48        92%      637,000        1,456,000

Laurel               San Luis      San Luis Obispo
Creek                Obispo,       Non-Profit Housing
Apartments           California    Corp.                 1,030,000        1,030,000      24       100%    2,103,000          609,000

Madisonville
Manor Senior
Citizens             Madisonville,
Complex, Ltd.        Texas         Jean Johnson             174,000         174,000      32       100%      375,000          895,000




                                                  ---------------------------------- -----------------------------------------------
                                                        As of March 31, 2003                       As of December 31, 2002
                                                  ---------------------------------- -----------------------------------------------
                                                      Partnership's                                  Estimated Low      Encumbrances
                                                     Total Investment    Amount of                        Income          of Local
                                   General Partner   in Local Limited    Investment  Number of            Housing          Limited
Partnership Name     Location          Name             Partnerships    Paid to Date   Units  Occupancy  Credits        Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Mt. Graham           Safford,      Rural
Housing, Ltd.        Arizona       Housing, Inc.            410,000         410,000      40        88%      788,000        1,394,000

Northside Plaza      Angleton,
Apartments, Ltd.     Texas         Jean Johnson             282,000         282,000      48       100%      607,000        1,348,000

Pampa Manor,         Pampa,        1600 Capital Company,
L.P.                 Texas         Inc.                     180,000         180,000      32        84%      363,000          838,000

                                   Community Housing
                                   Assistance Program,
Regency                            Inc., a California
Court                Monrovia,     Nonprofit
Partners             California    Corporation            1,692,000       1,690,000     115        98%    3,293,000        5,017,000

Sandpiper
Square, a            Aulander,
Limited              North         I. Norwood
Partnership          Carolina      Stone                    219,000         219,000      24       100%      433,000          938,000

Seneca Falls         Seneca        David R. Bacon
East Apartments      Falls, New    and Frank
Company II, L.P.     York          Salvatore                270,000         270,000      32        97%      360,000          885,000

Vernon Manor,        Vernon,       1600 Capital Company,
L.P.                 Texas         Inc.                     177,000         177,000      28       100%      325,000          745,000

Waterford            Calhoun       Thomas E. Connelly, Jr.,
Place, a             Falls,        TEC Rental Properties Inc.,
Limited              South         Warren H.Abernathy, II
Partnership          Carolina      Inc., and Solid  Inc.,   272,000         272,000      32        97%      549,000        1,169,000

Yantis Housing,
Ltd.                 Yantis,       Charles
                     Texas         Cannon Jr.               145,000         145,000      24       100%      287,000          622,000
                                                        ------------    ------------    ----      ---- -------------    ------------
                                                        $ 7,464,000     $ 7,462,000     812        95% $ 14,859,000     $ 25,864,000
                                                        ============    ============    ====      ==== =============    ============


                                         ---------------------------------------------------------------------------
                                                            For the year ended December 31, 2002
                                         ---------------------------------------------------------------------------
            Partnership Name                 Rental Income           Net Loss                Low Income Housing
                                                                                            Credits Allocated to
                                                                                                 Partnership
--------------------------------------------------------------------------------------------------------------------
Alpine Manor, L.P.                                   $ 121,000            $ (17,000)                 99%

Baycity Village Apartments, Limited
Partnership                                            309,000              (31,000)                 99%


Beckwood Manor Seven Limited Partnership               148,000              (41,000)                 95%

Briscoe Manor Limited Partnership                      179,000              (50,000)                 99%

Evergreen Four Limited Partnership                      83,000              (40,000)                 95%

Fawn Haven Limited Partnership                          85,000              (15,000)                 99%

Fort Stockton Manor, L.P.                              131,000              (22,000)                 99%

Hidden Valley Limited Partnership                      182,000              (23,000)                 99%

HOI Limited Partnership Of Lenoir                      148,000              (18,000)                 99%

Indian Creek Limited Partnership                       148,000              (28,000)                 99%

Laurel Creek Apartments                                194,000              (19,000)                 99%

Madisonville Manor Senior Citizens
Complex, Ltd.                                          110,000               (1,000)                 99%

Mt. Graham Housing, Ltd.                               148,000              (64,000)                 99%

Northside Plaza Apartments, Ltd.                       171,000              (10,000)                 99%

Pampa Manor, L.P.                                       95,000              (26,000)                 99%

Regency Court Partners                                 686,000              (75,000)                 99%


Sandpiper Square, a Limited Partnership                 98,000              (23,000)                 99%

Seneca Falls East Apartments Company
II, L.P.                                               152,000              (25,000)               99.98%

Vernon Manor, L.P.                                      96,000               (8,000)                 99%

Waterford Place, a Limited Partnership                 126,000              (46,000)                 99%

Yantis Housing, Ltd.                                    77,000              (24,000)                 99%
                                                   -----------          ------------
                                                   $ 3,487,000          $  (606,000)
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

(b)  At March 31, 2003, there were 715 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2003.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                         March 31                              December 31
                              --------------------------------------------------------------- ------------

                                 2003         2002         2001         2000         1999         1998
                              -----------  -----------  -----------  -----------  -----------  ------------
ASSETS

Cash and cash equivalents   $    238,047 $    277,292 $    312,214 $    310,214 $    341,350 $     389,536
Investments in limited
  partnerships, net            1,965,138    2,234,002    2,823,846    3,538,899    4,298,485     4,495,621
Due from affiliate                     -            -            -       18,407            -             -
                              -----------  -----------  -----------  -----------  -----------  ------------
                            $  2,203,185 $  2,511,294 $  3,136,060 $  3,867,520 $  4,639,835 $   4,885,157
                              ===========  ===========  ===========  ===========  ===========  ============
LIABILITIES

Payables to limited                                   $
partnerships                $      2,303 $      2,303        2,303 $      2,303 $     25,301 $      25,301
Accrued fees and expenses
  due to general partner
  and affiliates                 147,057      134,569      115,667      104,593       80,940       106,500

PARTNERS' EQUITY               2,053,825    2,374,422    3,018,090    3,760,624    4,533,594     4,753,356
                              -----------  -----------  -----------  -----------  -----------  ------------
                            $  2,203,185 $  2,511,294 $  3,136,060 $  3,867,520 $  4,639,835 $   4,885,157
                              ===========  ===========  ===========  ===========  ===========  ============

Selected results of operations, cash flows and other information for the Partnership are as follows:
                                                                                                          For the Year
                                          For the Years Ended                    For the Three Months        Ended
                                               March 31                            Ended March 31         December 31
                          --------------------------------------------------   -----------------------   ------------
                             2003         2002         2001         2000         1999         1998          1998
                          -----------  -----------  -----------   ----------   ----------   ----------   ------------
                                                                                            (Unaudited)
Loss from operations    $    (81,348)$   (78,700) $  (76,146) $    (79,134)  $   (33,750) $    (17,496) $    (126,723)
Equity in losses of
limited
  partnerships              (239,249)   (564,968)   (666,388)     (693,836)     (186,012)     (185,500)      (728,078)
                          -----------  -----------  -----------   ----------   ----------   ----------   ------------
Net loss                $   (320,597)$  (643,668) $ (742,534) $   (772,970)  $  (219,762) $   (202,996) $    (854,801)
                          ===========  ===========  ===========   ==========   ==========   ==========   ============
Net loss allocated to:
  General Partner       $     (3,206)$    (6,437) $   (7,425) $     (7,730)  $    (2,198) $     (2,030) $      (8,548)
                          ===========  ===========  ===========   ==========   ==========   ==========   ============
  Limited Partners      $   (317,391)$  (637,231) $ (735,109) $   (765,240)  $  (217,564) $   (200,966) $    (846,253)
                          ===========  ===========  ===========   ==========   ==========   ==========   ============
Net loss per limited
  partner unit          $     (31.74)$    (63.72) $   (73.51) $     (76.52)  $    (21.76) $     (20.10) $      (84.63)
                          ===========  ===========  ===========   ==========   ==========   ==========   ============
Outstanding weighted
  limited partner
units                         10,000      10,000      10,000        10,000        10,000        10,000         10,000
                          ===========  ===========  ===========   ==========   ==========   ==========   ============

                                                                                                          For the Year
                                          For the Years Ended                    For the Three Months        Ended
                                               March 31                            Ended March 31         December 31
                          --------------------------------------------------   -----------------------   ------------
                             2003         2002         2001         2000         1999         1998          1998
                          -----------  -----------  -----------   ----------   ----------   ----------   ------------
                                                                                            (unaudited)
Net cash provided by
  (used in):
  Operating activities  $    (45,048) $   (35,847)$    (18,169) $   (45,392) $   (52,186) $    (5,082)  $    (54,089)
  Investing activities         5,803          925       20,169       14,256        4,000        5,225       (334,823)
                          -----------  -----------  -----------   ----------   ----------   ----------   ------------
Net change in cash
and
  cash equivalents           (39,245)     (34,922)       2,000      (31,136)     (48,186)         143       (388,912)

Cash and cash
equivalents,
  beginning of period        277,292      312,214      310,214      341,350      389,536      778,448        778,448
                          -----------  -----------  -----------   ----------   ----------   ----------   ------------
Cash and cash
equivalents,
  end of period         $    238,047 $    277,292 $    312,214  $   310,214  $   341,350  $   778,591  $     389,536
                          ===========  ===========  ===========   ==========   ==========   ==========   ============

Low Income Housing Credit per Unit was as follows for the years ended December 31:

                                      2002          2001           2000           1999            1998
                                   -----------   ------------   ------------   ------------    ------------
Federal                          $        146  $         145  $         149  $         146   $         142

State                                       -              -              -              -               -
                                   -----------   ------------   ------------   ------------    ------------

Total                            $        146  $         145  $         149  $         146   $         142
                                   ===========   ============   ============   ============    ============

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

Critical Accounting Policies and Certain Risks and Uncertainties

The Company believes that the following discussion addresses the Partnership's most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Company's reported financial results, and certain of the Partnership's risks and uncertainties.

Use of Estimates

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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made or distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by a comparison of the carrying amount to future undiscounted net cash flows expected to be generated. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years.

Equity in losses of the Local Limited Partnerships for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership for each three-month period ended March 31. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of the Local Limited Partnerships are recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

Income Taxes

No provision for income taxes has been recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

Certain Risks and Uncertainties

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credit s and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

To date, certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

Financial Condition

The Partnership's assets at March 31, 2003 consisted primarily of $238,000 in cash and aggregate investments in the 21 Local Limited Partnerships of $1,965,000. Liabilities at March 31, 2003 were $149,000, of which $147,000 was accrued annual management fees and advances due to the General Partner, and $2,000 was a payable to a limited partnership.

Results of Operations

Year  Ended  March  31,  2003   Compared  to  Year  Ended  March  31,  2002  The
Partnership's net loss for the year ended March 31, 2003 was $(321,000), reflecting a decrease of $323,000 from the net loss experienced for the year ended March 31, 2002. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $326,000 to $(239,000) for the year ended March 31, 2003 from $(565,000) for the year ended March 31, 2002. Equity in losses of limited partnerships decreased from prior year due to a reduction of the write-off of acquisition fees and costs in the current year related to the investments that have gone below zero. The equity in losses decrease is also due to one of the Local Limited Partnerships having an extraordinary gain of $86,000 in the current year.

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

Liquidity and Capital Resources

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002. Net cash used during the year ended March 31, 2003 was $(39,000) compared to net cash used for the year ended March 31, 2002 of $(35,000). The change was primarily due to a $9,000 increase of cash used for operating expenses of which $4,000 resulted from a decrease in interest income, offset by an increase of $5,000 of cash provided by investing activities resulting from a decrease of investments in limited partnerships of $16,000 from prior year offset by a decrease of $11,000 in distributions from limited partners.

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

The financial statements of one Local Limited Partnership were prepared assuming the limited partnership will continue as a going concern. The auditor for this entity has expressed substantial doubt as to this entity's ability to continue as a going concern as a result of the property tax issue discussed below. The Partnership had a $183,195 and $256,705, remaining investment in such Local Limited Partnership at March 31, 2003 and 2002, respectively. The Partnership's original investment in the Local Limited Partnership approximated $1,691,585. Through December 31, 2002, the Local Limited Partnership has had recurring losses, working capital deficiencies and has not been billed for certain property tax expenses due since 1994. The Local Limited Partnership is seeking abatement or an extended payment plan to pay down certain of these liabilities; however, if the Local Limited Partnership is unsuccessful, additional funding may be requested from the Partnership. In the event the Local Limited Partnership is required to liquidate or sell its property, the net proceeds could be significantly less than the carrying value of such property. As of December 31, 2002 and 2001, the carrying value of such property on the books and records of the Local Limited Partnership totaled $6,311,179 and $6,507,470.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2003, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership disclosed below.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of March 31, 2003:

                                  2004       2005       2006        2007       2008      Thereafter    Total
                                ---------  ---------  ---------   ---------  ---------  ----------   ----------
Asset Management Fees (1)     $  187,167 $   42,000 $   42,000  $   42,000 $   42,000 $ 1,764,000  $ 2,119,167
Capital Contributions
   Payable to Lower Tier
   Partnerships                    2,303          -          -           -          -           -        2,303
                                ---------  ---------  ---------   ---------  ---------  ----------   ----------
Total contractual cash
   obligations                $  189,470 $   42,000 $   42,000  $   42,000 $   42,000 $ 1,764,000  $ 2,121,470
                                =========  =========  =========   =========  =========  ==========   ==========

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2050. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2050. Amounts due to the General Partner as of March 31, 2003 have been included in the 2004 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

For   additional   information  on  our  Asset   Management   Fees  and  Capital
Contributions Payable to Lower Tier Partnerships, see Notes 2, 3 and 4 to the financial statements included elsewhere herein.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, we are continuing our review of the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. Our review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors. To date no properties in the Partnership have been selected.

Impact of New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The Partnershp does not expect the adoption of SFAS No. 143 to have a material effect on the Partnerhip's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard was effective for the Partnership's financial statements beginning January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on the Partnership's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. The implementation of SFAS No. 145 did not have a material impact on the Partnership's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which updates accounting and reporting standards for personnel and operational restructurings. The Partnership adopted SFAS No. 146 for exit, disposal or other restructuring activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Partnership's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." The adoption of FIN 45 did not have a material impact on the Partnership's finacial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The implementation of SFAS No. 148 is not expected to have a material effect on the Partnership's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The adoption of FIN 46 did not have a material impact on the Partnership's financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------





To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 1


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund IV, L.P., Series 1 (a California Limited Partnership) (the "Partnership") as of March 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 74% and 72% of the total assets of the Partnership at March 31, 2003 and 2002, respectively, and 79%, 79% and 81% of the Partnership's equity in losses of limited partnerships for the years ended March 31, 2003, 2002 and 2001, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund IV, L.P., Series 1 (a California Limited Partnership) as of March 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended March 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.





                                           /s/  BDO SEIDMAN, LLP

Costa Mesa, California
May 12, 2003

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                               March 31
                                                                    -------------------------------
                                                                        2003              2002
                                                                    --------------    -------------

ASSETS

Cash and cash equivalents                                         $       238,047   $      277,292
Investments in limited partnerships (Notes 2 and 3)                     1,965,138        2,234,002
                                                                    --------------    -------------

                                                                  $     2,203,185   $    2,511,294
                                                                    ==============    =============

LIABILITIES AND PARTNERS' EQUITY
  (DEFICIT)

Liabilities:
   Payable to a limited partnership (Note 4)                      $         2,303   $        2,303
   Accrued fees and advances due to General
     Partner and affiliate (Note 3)                                       147,057          134,569
                                                                    --------------    -------------

     Total liabilities                                                    149,360          136,872
                                                                    --------------    -------------

Commitments and contingencies

Partners' equity (deficit):
   General partner                                                        (79,363)         (76,157)
   Limited partners (10,000 units authorized,
     10,000 units issued and outstanding)                               2,133,188        2,450,579
                                                                    --------------    -------------

     Total partners' equity                                             2,053,825        2,374,422
                                                                    --------------    -------------

                                                                  $     2,203,185   $    2,511,294
                                                                    ==============    =============


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS





                                                                       For the Years Ended
                                                                             March 31
                                                            -------------------------------------------
                                                               2003            2002           2001
                                                            ------------   -------------   ------------
Interest income                                           $       3,714  $        7,808  $      18,304
Other income                                                      7,475           9,798          4,200
                                                            ------------   -------------   ------------

Total income                                                     11,189          17,606         22,504
                                                            ------------   -------------   ------------
Operating expenses:
   Amortization (Notes 2 and 3)                                  23,812          23,951         28,496
   Asset management fees (Note 3)                                42,000          42,000         42,000
   Other                                                         26,725          30,355         28,154
                                                            ------------   -------------   ------------

    Total operating expenses                                     92,537          96,306         98,650
                                                            ------------   -------------   ------------

Loss from operations                                            (81,348)        (78,700)       (76,146)

Equity in losses of limited
  partnerships (Note 2)                                        (239,249)       (564,968)      (666,388)
                                                            ------------   -------------   ------------

Net loss                                                  $    (320,597) $     (643,668) $    (742,534)
                                                            ============   =============   ============

Net loss allocated to:
   General partner                                        $      (3,206) $       (6,437) $      (7,425)
                                                            ============   =============   ============

   Limited partners                                       $    (317,391) $     (637,231) $    (735,109)
                                                            ============   =============   ============

Net loss per limited partner unit                         $      (31.74) $       (63.72) $      (73.51)
                                                            ============   =============   ============

Outstanding weighted limited
  partner units                                                  10,000          10,000         10,000
                                                            ============   =============   ============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                For The Years Ended March 31, 2003, 2002 and 2001



                                                               General            Limited              Total
                                                               Partner            Partners
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2000              $        (62,295) $       3,822,919    $      3,760,624

Net loss                                                            (7,425)          (735,109)           (742,534)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2001                       (69,720)         3,087,810           3,018,090

Net loss                                                            (6,437)          (637,231)           (643,668)
                                                            ---------------    ---------------     ---------------
Partners' equity (deficit) at March 31, 2002                       (76,157)         2,450,579           2,374,422

Net loss                                                            (3,206)          (317,391)           (320,597)
                                                            ---------------    ---------------     ---------------
Partners' equity (deficit) at March 31, 2003              $        (79,363) $       2,133,188    $      2,053,825
                                                            ===============    ===============     ===============

                 See accompanying notes to financial statements
                                       19

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                                       For the Years Ended
                                                                                            March 31
                                                                         ------------------------------------------------
                                                                            2003            2002              2001
                                                                         -----------    --------------   ----------------


Cash flows from operating activities:
   Net loss                                                            $   (320,597) $       (643,668) $        (742,534)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
    Amortization                                                             23,812            23,951             28,496
    Equity in losses of limited
      partnerships                                                          239,249           564,968            666,388
    Increase in accrued fees and
      expenses due to General Partner
      and affiliates                                                         12,488            18,902             11,074
    Change in other assets                                                        -                 -             18,407
                                                                         -----------    --------------   ----------------

Net cash used in operating activities                                       (45,048)          (35,847)           (18,169)
                                                                         -----------    --------------   ----------------

Cash flows from investing activities:
   Investments in limited partnerships,
     net                                                                          -           (16,028)                28
   Distributions from limited
     partnerships                                                             5,803            16,953             20,141
                                                                         -----------    --------------   ----------------

Net cash provided by
  investing activities                                                        5,803               925             20,169
                                                                         -----------    --------------   ----------------

Net increase (decrease) in cash and cash equivalents                        (39,245)          (34,922)             2,000

Cash and cash equivalents, beginning
  of period                                                                 277,292           312,214            310,214
                                                                         -----------    --------------   ----------------

Cash and cash equivalents, end of
  period                                                               $    238,047   $       277,292  $         312,214
                                                                         ===========    ==============   ================
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
   Taxes paid                                                          $        800   $           800  $             800
                                                                         ===========    ==============   ================

                 See accompanying notes to financial statements
                                       20

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Organization
------------

WNC Housing Tax Credit Fund IV, L.P., Series 1, a California Limited Partnership (the "Partnership"), was formed on May 4, 1993 under the laws of the state of California, and commenced operations on October 20, 1993. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complexes") that are eligible for low income housing credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

The general partner is WNC Tax Credit Partners, IV, L.P. (the "General Partner"), a California limited partnership. WNC & Associates, Inc. ("WNC") is the general partner of the General Partner. The chairman and president own substantially all of the outstanding stock of WNC. The business of the Partnership is conducted primarily through WNC, as the Partnership has no employees of its own.

The Partnership shall continue to be in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the partnership agreement or law.

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

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Risks and Uncertainties
-----------------------

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credit s and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Exit Strategy
-------------

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, the Partnership is continuing to review the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. The Partnership's review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The Partnership's objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors. To date no properties in the Partnership have been selected.

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by a comparison of the carrying amount to future undiscounted net cash flows expected to be generated. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 2).

Equity in losses of Local Limited Partnerships for the years ended March 31, 2003, 2002 and 2001 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of limited partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2).

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

                For The Years Ended March 31, 2003, 2002 and 2001


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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of March 31, 2003 and 2002, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At March 31, 2003, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income during the years ended March 31, 2003, 2002 and 2001, as defined by SFAS No. 130.

New Accounting Pronouncements
-----------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The Partnershp does not expect the adoption of SFAS No. 143 to have a material effect on the Partnerhip's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard was effective for the Partnership's financial statements beginning January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on the Partnership's financial position or results of operations.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. The implementation of SFAS No. 145 did not have a material impact on the Partnership's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which updates accounting and reporting standards for personnel and operational restructurings. The Partnership adopted SFAS No. 146 for exit, disposal or other restructuring activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Partnership's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." The adoption of FIN 45 did not have a material impact on the Partnership's finacial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The implementation of SFAS No. 148 is not expected to have a material effect on the Partnership's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The adoption of FIN 46 did not have a material impact on the Partnership's financial position or results of operations.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of the periods presented, the Partnership had acquired limited partnership interests in twenty-one Local Limited Partnerships, each of which owns one
Housing Complex consisting of an aggregate of 812 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2003 and 2002, are approximately $1,207,000 and $867,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses, as discussed below, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnership's financial statements. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Equity in losses of the Local Limited Partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

At March 31, 2003 and 2002, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2003, 2002 and 2001 amounting to approximately $332,000, $212,000 and $97,000, respectively, have not been recognized. As of March 31, 2003, the aggregate share of net losses not recognized by the Partnership amounted to $837,000.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                                For the Years Ended
                                                                                     March 31
                                                                ----------------------------------------------------
                                                                     2003               2002              2001
                                                                ----------------   ---------------    --------------

Investments per balance sheet,
    beginning of period                                       $       2,234,002  $      2,823,846   $     3,538,899
Capital contributions paid, net                                               -            16,028               (28)
Distributions received from limited
    partnerships                                                         (5,803)          (16,953)          (20,141)
Equity in losses of limited partnerships                               (239,249)         (564,968)         (666,388)
Amortization of paid acquisition fees
    and costs                                                           (23,812)          (23,951)          (28,496)
                                                                ----------------   ---------------    --------------

Investments per balance sheet,
    end of period                                             $       1,965,138  $      2,234,002   $     2,823,846
                                                                ================   ===============    ==============

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001


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

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                     2002               2001
                                                                                ---------------    ---------------

ASSETS

Buildings and improvements, net of accumulated
  depreciation as of December 31, 2002 and 2001 of
  $8,876,000 and $7,809,000, respectively                                     $     25,862,000   $     26,880,000
Land                                                                                 1,668,000          1,668,000
Due from related parties                                                                14,000             14,000
Other assets                                                                         2,260,000          2,080,000
                                                                                ---------------    ---------------

                                                                              $     29,804,000   $     30,642,000
                                                                                ===============    ===============

LIABILITIES

Mortgage loan payable                                                         $     25,864,000   $     26,037,000
Due to related parties                                                                 923,000            912,000
Other liabilities                                                                      976,000          1,003,000
                                                                                ---------------    ---------------

                                                                                    27,763,000         27,952,000
                                                                                ---------------    ---------------

PARTNERS' CAPITAL

WNC Housing Tax Credits Fund IV, L.P., Series 1                                        758,000          1,367,000
Other partners                                                                       1,283,000          1,323,000
                                                                                ---------------    ---------------

                                                                                     2,041,000          2,690,000
                                                                                ---------------    ---------------

                                                                              $     29,804,000   $     30,642,000
                                                                                ===============    ===============

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2002                2001               2000
                                                            ---------------     ---------------    ---------------
Revenues                                                  $      3,581,000    $      3,400,000   $      3,397,000
                                                            ---------------     ---------------    ---------------

Expenses:
  Operating expenses                                             2,251,000           2,250,000          2,198,000
  Interest expense                                                 860,000             841,000            841,000
  Depreciation and amortization                                  1,076,000           1,098,000          1,142,000
                                                            ---------------     ---------------    ---------------

   Total expenses                                                4,187,000           4,189,000          4,181,000
                                                            ---------------     ---------------    ---------------

Net loss                                                  $       (606,000)   $       (789,000) $        (784,000)
                                                            ===============     ===============    ===============

Net loss allocable to the Partnership                     $       (597,000)   $       (777,000) $        (772,000)
                                                            ===============     ===============    ===============

Net loss recorded by the Partnership                      $       (239,000)   $       (565,000) $        (666,000)
                                                            ===============     ===============    ===============

Certain Local Limited Partnerships incurred operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

The financial statements of one Local Limited Partnership were prepared assuming the limited partnership will continue as a going concern. The auditor for this entity has expressed substantial doubt as to this entity's ability to continue as a going concern as a result of the property tax issue discussed below. The Partnership had a $183,195 and $256,705, remaining investment in such Local Limited Partnership at March 31, 2003 and 2002, respectively. The Partnership's original investment in the Local Limited Partnership approximated $1,691,585. Through December 31, 2002, the Local Limited Partnership has had recurring losses, working capital deficiencies and has not been billed for certain property tax expenses due since 1994. The Local Limited Partnership is seeking abatement or an extended payment plan to pay down certain of these liabilities; however, if the Local Limited Partnership is unsuccessful, additional funding may be requested from the Partnership. In the event the Local Limited Partnership is required to liquidate or sell its property, the net proceeds could be significantly less than the carrying value of such property. As of December 31, 2002 and 2001, the carrying value of such property on the books and records of the Local Limited Partnership totaled $6,311,179 and $6,507,470.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

          Acquisition fees of up to 8% of the gross proceeds from the sale of Partnership units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $800,000. Accumulated amortization of these capitalized costs was $457,719 and $384,251 as of March 31, 2003 and 2002, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2003, $49,656, $117,011 and $59,327 of the related expense was reflected as equity in losses of limited partnerships during the years ended March 31, 2003, 2002 and 2001, respectively, to reduce the respective net acquisition fee component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

          Reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.2% of the gross proceeds. At the end of all periods presented, the Partnership had incurred acquisition costs of $54,949, which have been included in investments in limited partnerships. At the end of all years presented accumulated amortization amounted to $54,949. Of the accumulated amortization recorded on the balance sheet at March 31, 2003, $0, $0 and $44,256 of the related expense was reflected as equity in losses of limited partnerships during the years ended March 31, 2003, 2002 and 2001, respectively, to reduce the respective net acquisition cost component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

          An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages, for the life of the Partnership. Management fees of $42,000 were incurred during the years ended March 31, 2003, 2002 and 2001, of which $30,000, $24,500 and $30,000 was paid, respectively.

          A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

          An affiliate of the General Partner provides management services for one of the properties in the limited partnerships. Management fees were earned by the affiliate in the amount of $33,926, $55,040 and $53,276 for the years ended March 31, 2003, 2002 and 2001.

The accrued fees and advances due to the General Partner and affiliates consist of the following at:

                                                                                             March 31
                                                                                   ------------------------------
                                                                                       2003             2002
                                                                                   -------------    -------------

Reimbursement for expenses paid by the General Partner
  or an affiliate                                                                $        1,890   $        1,402

Asset management fee payable                                                            145,167          133,167
                                                                                   -------------    -------------

                                                                                 $      147,057   $      134,569
                                                                                   =============    =============

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001


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

NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31, 2003 and 2002:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2003
               ----

Income                                $          1,000    $          7,000   $          1,000    $          2,000

Operating expenses                             (23,000)            (28,000)           (19,000)            (23,000)

Equity in losses of limited
     partnerships                              (70,000)            (74,000)           (72,000)            (23,000)

Net loss                                       (92,000)            (95,000)           (90,000)            (44,000)

Loss available to limited partners             (91,000)            (94,000)           (90,000)            (42,000)

Loss per limited partner unit                       (9)                 (9)                (9)                 (5)

               2002
               ----

Income                                $          3,000    $          2,000   $          1,000    $         11,000

Operating expenses                             (21,000)            (30,000)           (22,000)            (23,000)

Equity in losses of limited
     partnerships                             (121,000)           (175,000)           (87,000)           (182,000)

Net loss                                      (139,000)           (203,000)          (108,000)           (194,000)

Loss available to limited partners            (137,000)           (201,000)          (107,000)           (192,000)

Loss per limited partner unit                      (14)                (20)               (11)                (19)

NOTE 6 - INCOME TAXES
---------------------

No provision for income taxes has been recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NOT APPLICABLE

PART III

Item 10. Directors and Executive Officers of the Registrant

(a)  Identification of Directors, (b) Identification of Executive Officers, (c)
     ---------------------------------------------------------------------------
     Identification of Certain Significant Employees, (d) Family Relationships,
     --------------------------------------------------------------------------
     and (e) Business Experience
     ---------------------------

The Partnership has no directors, executive officers or employees of its own. The following biographical information is presented for the directors, executive officers and significant employees of Associates, which has principal responsibility for the Partnership's affairs.

Associates is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.                Chairman of the Board
Wilfred N. Cooper, Jr.                President and Chief Executive Officer
David N. Shafer, Esq.                 Executive Vice President and Director of Asset Management
Sylvester P. Garban                   Senior Vice President - Institutional Investments
David C. Turek                        Senior Vice President - Originations
Thomas J. Riha, CPA                   Vice President - Chief Financial Officer
Michael J. Gaber                      Vice President - Acquisitions
Diemmy T. Tran                        Vice President - Portfolio Management
J. Brad Hurlbut                       Director of Syndications

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., David N. Shafer, and Kay L. Cooper. The principal shareholder of Associates is a trust established by Wilfred N. Cooper, Sr.

Wilfred N. Cooper, Sr., age 72, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives. Mr. Cooper is a Life Director of the National Association of Home Builders and a National Trustee for NAHB's Political Action Committee, and the Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Executive Committee, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 40, is President, Chief Executive Officer, Secretary and a Director and a member of the Acquisition Committee of Associates He is President of, and a registered principal with, WNC Capital Corporation, and is a Director of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable
                                                                      ----------
Housing Finance and LIHC Monthly Report, a Steering Member of the Housing Credit
---------------     -------------------
Group of the National Association of Home Builders, an Alternate Director of NAHB, a member of the Advisory Board of the New York State Association for Affordable Housing and a member of the Urban Land Institute. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 50, is Executive Vice President, a Director, Director of Asset Management and a member of the Acquisition Committee of Associates, and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Sylvester P. Garban, age 57, is Senior Vice President - Institutional Investments of Associates Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

David C. Turek, age 48, is Senior Vice President - Originations of Associates His experience with real estate investments and finance has continued since 1976, and he has been employed by Associates since 1996. Previously, from 1995 to 1996, Mr. Turek served as a consultant for a national tax credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of tax credit properties. From 1992 to 1995 he served as Executive Vice President for Levcor, Inc., a multi-family development company, and from 1990 to 1992 he served as Vice President for the Paragon Group where he was responsible for tax credit development activities. He is a Director of the National Housing and Rehabilitation Association, the Rural Rental Housing Association of Texas, and the Alabama Council of Affordable Rental Housing. Mr. Turek graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Thomas J. Riha, age 47, is Vice President - Chief Financial Officer and a member of the Acquisition Committee of Associates and President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. He is a Director of the Task Force on Housing Credit Certification of the National Association of Home Builders. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Michael J. Gaber, age 37, is Vice President - Acquisitions and a member of the Acquisition Committee of Associates Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Diemmy T. Tran, age 37, is Vice President - Portfolio Management of Associates She is responsible for overseeing portfolio management and investor reporting for all WNC funds, and for monitoring investment returns for all WNC institutional funds. Ms. Tran has been involved in real estate asset management and finance activities for 12 years. Prior to joining Associates in 1998, Ms. Tran served as senior asset manager for a national Tax Credit sponsor and as an asset specialist for the Resolution Trust Corporation where she was responsible for the disposition and management of commercial loan and REO portfolios. Ms. Tran is licensed as a California real estate broker. She graduated from California State University, Northridge in 1989 with a Bachelor of Science degree in finance and a minor in real estate.

J. Brad Hurlbut, age 43, is Director of Syndications of Associates He is responsible for the financial structuring of WNC's institutional funds. Mr. Hurlbut has 20 years of experience in real estate investment and development. Prior to joining WNC in 2000, he served as corporate controller for Great Western Hotels Corporation. Mr. Hurlbut has been an enrolled agent licensed to practice before the IRS since 1984. He graduated from the University of Redlands in 1981 with a Bachelor of Science degree in business management and from California State University, Fullerton in 1985 with a Master of Science degree in taxation.

Kay L. Cooper, age 66, is a Director of Associates Mrs. Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

(f)  Involvement in Certain Legal Proceedings
     -----------------------------------------

     Inapplicable.

(g)  Promoters and Control Persons
     -----------------------------

     Inapplicable.

(h)  Audit Committee Financial Expert
     --------------------------------

     Neither the Partnership nor Associates has an audit committee.

Item 11.  Executive Compensation:

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to TCP IV or Associates during the current or future years for the following fees:

(a)  Annual Asset  Management Fee. An annual asset management fee the greater of
     (i) $2,000 per multi-family housing complex, or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on the change in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the indebtedness related to the Housing Complexes. Fees of $42,000 were incurred during the years ended March 31, 2003, 2002 and 2001, respectively. The Partnership paid the General Partner or its affiliates $30,000, $24,500 and $30,000 of those fees during the years ended March 31, 2003, 2002 and 2001, respectively.

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

(c) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $25,000, $28,000 and $26,000 during the years ended March 31, 2003, 2002 and 2001, respectively.

(d) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $15,000 for the General Partner for all years presented. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the years presented.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)  Securities Authorized for Issuance Under Equity Compensation Plans
     ------------------------------------------------------------------

     Inapplicable

(b)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     No person is known to the General Partner to own beneficially in excess of 5% of the outstanding units.

(c)  Security Ownership of Management
     --------------------------------

     Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(d)  Changes in Control
     ------------------

     The management and control of the General Partner and of Associates may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

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

Item 13.  Certain Relationships and Related Transactions

The General Partner manages all of the Partnership's affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner's interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.

Item 14.  Controls and Procedures

Associates, on behalf of the Partnership, maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their most recent evaluation, which was completed within 90 days of the filing of this Annual Report on Form 10-K, our Principal Executive Officer and Principal Financial Officer believe that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

(a)(1)    Financial statements included in Part II hereof:
          ------------------------------------------------

          Report of Independent Certified Public Accountants
          Balance Sheets, March 31, 2003 and 2002
          Statements of Operations for the years ended March 31, 2003, 2002 and
            2001
          Statements of Partners' Equity (Deficit) for the years ended March
            31, 2003, 2002 and 2001
          Statements of Cash Flows for the years ended March 31, 2003, 2002 and
            2001
          Notes to Financial Statements

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

99.1      Certification of the Principal Executive Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

99.2      Certification of the Principal Financial Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

99.3 Financial Statements of Laurel Creek Apartments, as of and for the years ended December 31, 2001 and 2000 together with Independent Auditors' Report thereon; filed as exhibit 99.3 on Form 10-K dated March 31, 2002; a significant subsidiary of the Partnership.

99.4 Financial Statements of Regency Court, as of and for the years ended December 31, 2001 and 2000 together with Independent Auditors' Report thereon; filed as exhibit 99.4 on Form 10-K dated March 31, 2002; a significant subsidiary of the Partnership.

99.5 Financial Statements of Laurel Creek Apartments, as of and for the years ended December 31, 2002 and 2001 together with Independent Auditors' Report thereon; a significant subsidiary of the Partnership. (filed herewith)

99.6 Financial Statements of Regency Court, as of and for the years ended December 31, 2002 and 2001 together with Independent Auditors' Report thereon; a significant subsidiary of the Partnership. (filed herewith)

(d)       Financial  statement  schedules  follow,  as set  forth in  subsection
          ----------------------------------------
          (a)(2) hereof.

               Report of Independent Certified Public Accounts on
                          Financial Statement Schedules




To the Partners
WNC Housing Tax Credit Fund IV, L.P. Series 1


The audits referred to in our report dated May 12, 2003, relating to the 2003, 2002 and 2001 financial statements of WNC Housing Tax Credit Fund IV, L.P. Series 1 (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules presents fairly, in all material respects, the financial information set forth therein.


                                                 /s/ BDO SEIDMAN, LLP
Costa Mesa, California
May 12, 2003

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2003                            As of December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                              Total Investment     Amount of       Encumbrances                              Net
                                           in Local Limited   Investment Paid  of Local Limited  Property and  Accumulated   Book
   Partnership Name       Location              Partnerships        to Date       Partnerships    Equipment  Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Alpine Manor,             Alpine,
L.P.                      Texas                $  195,000       $  195,000    $  904,000       $ 1,169,000   $  249,000    $ 920,000

Baycity
Village
Apartments,
Limited                   Baytown,
Partnership               Texas                   301,000          301,000     1,442,000         1,837,000      613,000    1,224,000

Beckwood
Manor Seven
Limited                   Marianna,
Partnership               Arkansas                307,000          307,000     1,377,000         1,805,000      589,000    1,216,000


Briscoe Manor
Limited                   Galena,
Partnership               Maryland                308,000          308,000     1,476,000         1,845,000      570,000    1,275,000

Evergreen Four
Limited                   Maynard,
Partnership               Arkansas                195,000          195,000       862,000         1,129,000      364,000      765,000


Fawn Haven
Limited                   Manchester,
Partnership               Ohio                    167,000          167,000       847,000         1,072,000      370,000      702,000


Fort Stockton             Ft.Stockton,
Manor, L.P.               Texas                   224,000          224,000     1,042,000         1,249,000      246,000    1,003,000

Hidden Valley
Limited                   Gallup, New
Partnership               Mexico                  412,000          412,000     1,472,000         1,988,000      430,000    1,558,000

HOI Limited               Lenoir,
Partnership               North
Of Lenoir                 Carolina                198,000          198,000       526,000         1,178,000      316,000      862,000

Indian Creek
Limited                   Bucyrus,
Partnership               Ohio                    306,000          306,000     1,456,000         1,776,000      543,000    1,233,000

Laurel                    San Luis
Creek                     Obispo,
Apartments                California            1,030,000        1,030,000       609,000         2,165,000      602,000    1,563,000

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2003                            As of December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                              Total Investment     Amount of       Encumbrances                              Net
                                           in Local Limited   Investment Paid  of Local Limited  Property and  Accumulated   Book
   Partnership Name       Location              Partnerships        to Date       Partnerships    Equipment  Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Madisonville
Manor Senior
Citizens                  Madisonville,
Complex, Ltd.             Texas                   174,000          174,000       895,000         1,151,000      164,000      987,000

Mt. Graham                Safford,
Housing, Ltd.             Arizona                 410,000          410,000     1,394,000         1,886,000      594,000    1,292,000

Northside Plaza           Angleton,
Apartments, Ltd.          Texas                   282,000          282,000     1,348,000         1,745,000      280,000    1,465,000

Pampa Manor, L.P.         Pampa, Texas            180,000          180,000       838,000         1,032,000      212,000      820,000

Regency Court             Monrovia,
Partners                  California            1,692,000        1,690,000     5,017,000         7,707,000    1,396,000    6,311,000

Sandpiper
Square, a                 Aulander,
Limited                   North
Partnership               Carolina                219,000          219,000       938,000         1,193,000      261,000      932,000

Seneca Falls              Seneca
East Apartments           Falls, New
Company II, L.P.          York                    270,000          270,000       885,000         1,229,000      195,000    1,034,000

Vernon Manor, L.P.        Vernon, Texas           177,000          177,000       745,000           905,000      184,000      721,000

Waterford Place,          Calhoun
a Limited                 Falls, South
Partnership               Carolina                272,000          272,000     1,169,000         1,503,000      513,000      990,000


Yantis Housing, Ltd.      Yantis, Texas           145,000          145,000       622,000           842,000      185,000      657,000
                                             -------------      ----------  -------------     ------------  ------------ -----------

                                             $  7,464,00        $7,462,000  $ 25,864,000      $ 36,406,000  $ 8,876,000 $ 27,530,000
                                             =============      ==========  =============     ============  ============ ===========

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                              --------------------------------------------------------------------------------------
                                                      For the year ended December 31, 2002
                              --------------------------------------------------------------------------------------
                                                                   Year Investment                Estimated Useful
      Partnership Name          Rental Income        Net Loss         Acquired         Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------

Alpine Manor, L.P.                     $ 121,000     $   (17,000)       1994           Completed         40

Baycity Village Apartments,
Limited Partnership                      309,000         (31,000)       1994           Completed         30

Beckwood Manor Seven Limited
Partnership                              148,000         (41,000)       1993           Completed        27.5

Briscoe Manor Limited
Partnership                              179,000         (50,000)       1994           Completed        27.5

Evergreen Four Limited
Partnership                               83,000         (40,000)       1994           Completed        27.5

Fawn Haven Limited
Partnership                               85,000         (15,000)       1994           Completed        27.5

Fort Stockton Manor, L.P.                131,000         (22,000)       1994           Completed         40

Hidden Valley Limited
Partnership                              182,000         (23,000)       1994           Completed         40

HOI Limited Partnership Of
Lenoir                                   148,000         (18,000)       1993           Completed         40

Indian Creek Limited
Partnership                              148,000         (28,000)       1994           Completed        27.5

Laurel Creek Apartments                  194,000         (19,000)       1994           Completed        27.5

Madisonville Manor Senior
Citizens Complex, Ltd.                   110,000          (1,000)       1994           Completed         50

Mt. Graham Housing, Ltd.                 148,000         (64,000)       1994           Completed        27.5

Northside Plaza Apartments,
Ltd.                                     171,000         (10,000)       1994           Completed         50

Pampa Manor, L.P.                         95,000         (26,000)       1994           Completed         40

Regency Court Partners                   686,000         (75,000)       1994           Completed         40

Sandpiper Square, a Limited
Partnership                               98,000         (23,000)       1994           Completed         35

Seneca Falls East Apartments
Company II, L.P.                         152,000         (25,000)       1998           Completed         40

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                              --------------------------------------------------------------------------------------
                                                      For the year ended December 31, 2002
                              --------------------------------------------------------------------------------------
                                                                   Year Investment                Estimated Useful
      Partnership Name          Rental Income        Net Loss         Acquired         Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------


Vernon Manor, L.P.                        96,000          (8,000)       1994           Completed         40

Waterford Place, a Limited
Partnership                              126,000         (46,000)       1994           Completed         40


Yantis Housing, Ltd.                      77,000         (24,000)       1994           Completed         40
                                     ----------       -----------

                                     $ 3,487,000      $ (606,000)
                                     ===========      ===========

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2002                            As of December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                              Total Investment     Amount of       Encumbrances                              Net
                                           in Local Limited   Investment Paid  of Local Limited  Property and  Accumulated   Book
   Partnership Name       Location              Partnerships        to Date       Partnerships    Equipment  Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Alpine Manor,             Alpine,
L.P.                      Texas                $  195,000       $  195,000    $  909,000       $ 1,170,000   $  221,000    $ 949,000

Baycity
Village
Apartments,
Limited                   Baytown,
Partnership               Texas                   301,000          301,000     1,455,000         1,829,000      550,000    1,279,000

Beckwood
Manor Seven
Limited                   Marianna,
Partnership               Arkansas                307,000          307,000     1,383,000         1,789,000      527,000    1,262,000


Briscoe Manor
Limited                   Galena,
Partnership               Maryland                308,000          308,000     1,481,000         1,845,000      505,000    1,340,000

Evergreen Four
Limited                   Maynard,
Partnership               Arkansas                195,000          195,000       865,000         1,129,000      325,000      804,000


Fawn Haven
Limited                   Manchester,
Partnership               Ohio                    167,000          167,000       851,000         1,072,000      333,000      739,000


Fort Stockton             Ft.Stockton,
Manor, L.P.               Texas                   224,000          224,000     1,046,000         1,248,000      216,000    1,032,000

Hidden Valley
Limited                   Gallup, New
Partnership               Mexico                  412,000          412,000     1,477,000         1,981,000      378,000    1,603,000

HOI Limited               Lenoir,
Partnership               North
Of Lenoir                 Carolina                198,000          198,000       539,000         1,173,000      283,000      890,000

Indian Creek
Limited                   Bucyrus,
Partnership               Ohio                    306,000          306,000     1,462,000         1,777,000      483,000    1,294,000

Laurel                    San Luis
Creek                     Obispo,
Apartments                California            1,030,000        1,030,000       611,000         2,165,000      534,000    1,631,000

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2002                            As of December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                              Total Investment     Amount of       Encumbrances                              Net
                                           in Local Limited   Investment Paid  of Local Limited  Property and  Accumulated   Book
   Partnership Name       Location              Partnerships        to Date       Partnerships    Equipment  Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Madisonville
Manor Senior
Citizens                  Madisonville,
Complex, Ltd.             Texas                   174,000          174,000       898,000         1,150,000      140,000    1,010,000

Mt. Graham                Safford,
Housing, Ltd.             Arizona                 410,000          410,000     1,400,000         1,883,000      525,000    1,358,000

Northside Plaza           Angleton,
Apartments, Ltd.          Texas                   282,000          282,000     1,354,000         1,741,000      244,000    1,497,000

Pampa Manor, L.P.         Pampa, Texas            180,000          180,000       841,000         1,032,000      186,000      846,000

Regency Court             Monrovia,
Partners                  California            1,692,000        1,690,000     5,088,000         7,708,000    1,200,000    6,508,000

Sandpiper
Square, a                 Aulander,
Limited                   North
Partnership               Carolina                219,000          219,000       942,000         1,193,000      231,000      962,000

Seneca Falls              Seneca
East Apartments           Falls, New
Company II, L.P.          York                    270,000          270,000       888,000         1,227,000      151,000    1,076,000

Vernon Manor, L.P.        Vernon, Texas           177,000          177,000       748,000           905,000      162,000      743,000

Waterford Place,          Calhoun
a Limited                 Falls, South
Partnership               Carolina                272,000          272,000     1,174,000         1,501,000      452,000    1,049,000


Yantis Housing, Ltd.      Yantis, Texas           145,000          145,000       625,000           839,000      163,000      676,000
                                             -------------      ----------  -------------     ------------  ------------ -----------

                                             $  7,464,00        $7,462,000  $ 26,037,000      $ 36,357,000  $ 7,809,000 $ 28,548,000
                                             =============      ==========  =============     ============  ============ ===========

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
                                     ===========      ===========

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2001                            As of December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                              Total Investment     Amount of       Encumbrances                              Net
                                           in Local Limited   Investment Paid  of Local Limited  Property and  Accumulated   Book
   Partnership Name       Location              Partnerships        to Date       Partnerships    Equipment  Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Alpine Manor,             Alpine,
L.P.                      Texas                $  195,000       $  195,000    $  913,000       $ 1,170,000   $  192,000    $ 978,000

Baycity
Village
Apartments,
Limited                   Baytown,
Partnership               Texas                   301,000          301,000     1,467,000         1,829,000      486,000    1,343,000

Beckwood
Manor Seven
Limited                   Marianna,
Partnership               Arkansas                307,000          307,000     1,387,000         1,790,000      463,000    1,327,000


Briscoe Manor
Limited                   Galena,
Partnership               Maryland                308,000          308,000     1,485,000         1,812,000      441,000    1,371,000

Evergreen Four
Limited                   Maynard,
Partnership               Arkansas                195,000          195,000       868,000         1,129,000      285,000      844,000


Fawn Haven
Limited                   Manchester,
Partnership               Ohio                    167,000          167,000       855,000         1,069,000      296,000      773,000


Fort Stockton             Ft.Stockton,
Manor, L.P.               Texas                   224,000          224,000     1,051,000         1,248,000      186,000    1,062,000

Hidden Valley
Limited                   Gallup, New
Partnership               Mexico                  412,000          412,000     1,482,000         1,979,000      321,000    1,658,000

HOI Limited               Lenoir,
Partnership               North
Of Lenoir                 Carolina                198,000          198,000       551,000         1,168,000      250,000      918,000

Indian Creek
Limited                   Bucyrus,
Partnership               Ohio                    306,000          306,000     1,469,000         1,776,000      416,000    1,360,000

Laurel                    San Luis
Creek                     Obispo,
Apartments                California            1,030,000        1,030,000       636,000         2,165,000      464,000    1,701,000

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2001                            As of December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                              Total Investment     Amount of       Encumbrances                              Net
                                           in Local Limited   Investment Paid  of Local Limited  Property and  Accumulated   Book
   Partnership Name       Location              Partnerships        to Date       Partnerships    Equipment  Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Madisonville
Manor Senior
Citizens                  Madisonville,
Complex, Ltd.             Texas                   174,000          174,000       900,000         1,150,000      188,000    1,032,000

Mt. Graham                Safford,
Housing, Ltd.             Arizona                 410,000          410,000     1,406,000         1,878,000      454,000    1,424,000

Northside Plaza           Angleton,
Apartments, Ltd.          Texas                   282,000          282,000     1,359,000         1,736,000      208,000    1,528,000

Pampa Manor, L.P.         Pampa, Texas            180,000          180,000       844,000         1,032,000      161,000      871,000

Regency Court             Monrovia,
Partners                  California            1,692,000        1,690,000     5,156,000         7,708,000    1,004,000    6,704,000

Sandpiper
Square, a                 Aulander,
Limited                   North
Partnership               Carolina                219,000          219,000       946,000         1,193,000      198,000      995,000

Seneca Falls              Seneca
East Apartments           Falls, New
Company II, L.P.          York                    270,000          270,000       890,000         1,224,000      107,000    1,117,000

Vernon Manor, L.P.        Vernon, Texas           161,000          161,000       751,000           905,000      140,000      765,000

Waterford Place,          Calhoun
a Limited                 Falls, South
Partnership               Carolina                272,000          272,000     1,179,000         1,495,000      391,000    1,104,000


Yantis Housing, Ltd.      Yantis, Texas           145,000          145,000       627,000           839,000      143,000      696,000
                                             -------------      ----------  -------------     ------------  ------------ -----------

                                             $  7,448,00        $7,446,000  $ 26,222,000      $ 36,295,000  $ 6,724,000 $ 29,571,000
                                             =============      ==========  =============     ============  ============ ===========

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                              --------------------------------------------------------------------------------------
                                                      For the year ended December 31, 2000
                              --------------------------------------------------------------------------------------

                                                    Net Income     Year Investment                Estimated Useful
      Partnership Name          Rental Income         (Loss)          Acquired         Status       Life (Years)
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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

By:      WNC & Associates, Inc.,
         General Partner

         By:      /s/ Wilfred N. Cooper, Jr.
                  --------------------------
                  Wilfred N. Cooper, Jr.,
                  President of WNC & Associates, Inc.

Date:  June 24, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Wilfred N. Cooper, Jr.
         --------------------------
         Wilfred N. Cooper, Jr.,
         Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:  June 24, 2003


By:      /s/ Thomas J. Riha
         ----------------------
         Thomas J. Riha,
         Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  June 24, 2003


By:     /s/ Wilfred N. Cooper, Sr.
         --------------------------
        Wilfred N. Cooper, Sr.,
        Chairman of the Board of WNC & Associates, Inc.

Date:  June 24, 2003

By:     /s/ David N. Shafer
        -------------------
        David N Shafer,
        Director of WNC & Associates, Inc.

Date:  June 24, 2003

                                 CERTIFICATIONS

     I,   Wilfred N. Cooper, Jr., certify that:

     1. I have reviewed this annual report on Form 10-K of WNC HOUSING TAX CREDITS FUND IV, L.P., Series 1;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
          controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: June 24, 2003


     /s/  Wilfred N. Cooper, Jr.

     [Signature]

     Chairman and Chief Executive Officer of WNC & Associates, Inc.

                                 CERTIFICATIONS

         I, Thomas J. Riha, certify that:

     1. I have reviewed this annual report on Form 10-K of WNC HOUSING TAX CREDITS FUND IV, L.P., Series 1;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
          controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  June 24, 2003


     /s/  Thomas J. Riha
     -------------------

     [Signature]

     Vice-President - Chief Financial Officer of WNC & Associates, Inc.