Form 10-Q
period 2003-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2003-08-20
CIK 913496

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                               INDEX TO FORM 10-Q

                  For the Quarterly Period Ended June 30, 2003


                                        2


PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Balance Sheets
                    June 30, 2003 and March 31, 2003...........................3

                  Statements of Operations
                    For the Three Months Ended June 30, 2003 and 2002..........4

                  Statement of Partners' Equity (Deficit)
                    For the Three Months Ended June 30, 2003...................5

                  Statements of Cash Flows
                    For the Three Months Ended June 30, 2003 and 2002..........6

                  Notes to Financial Statements................................7

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................14

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

         Item 6. Exhibits and Reports on Form 8-K.............................15

         Signatures...........................................................16

         Certifications.......................................................17

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                       June 30, 2003             March 31, 2003
                                                                   ----------------------      -------------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                        $              245,059      $           238,047
Investments in limited partnerships, net (Note 2)                             1,899,874                1,965,138
                                                                   ----------------------      -------------------

       Total assets                                              $            2,144,933      $         2,203,185
                                                                   ======================      ===================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:

   Payable to limited partnership                                $                2,303      $             2,303
   Accrued fees and expenses due to
     General Partner and affiliates (Note 3)                                    157,254                  147,057
                                                                   ----------------------      -------------------

       Total liabilities                                                        159,557                  149,360
                                                                   ----------------------      -------------------

Commitments and contingencies

Partners' equity (deficit):
     General Partner                                                            (80,047)                 (79,363)
     Limited Partners (10,000 units authorized,
       10,000 units issued and outstanding)                                   2,065,423                2,133,188
                                                                   ----------------------      -------------------

     Total partners' equity                                                   1,985,376                2,053,825
                                                                   ----------------------      -------------------

                                                                 $            2,144,933      $         2,203,185
                                                                   ======================      ===================

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2003 and 2002
                                   (unaudited)


                                                                2003                           2002
                                                       -----------------------       -------------------------
                                                            Three Months                   Three Months
                                                       -----------------------       -------------------------

      Interest income                                $                   626       $                   1,109
      Distribution income                                              2,550                               -
                                                       -----------------------       -------------------------

                                                                       3,176                           1,109
                                                       -----------------------       -------------------------

      Operating expenses:
         Amortization (Note 2)                                         5,953                           5,953
         Asset management fees (Note 3)                               10,500                          10,500
         Legal & accounting                                            3,570                           3,679
         Other                                                         3,627                           2,924
                                                       -----------------------       -------------------------

            Total operating expenses                                  23,650                          23,056
                                                       -----------------------       -------------------------

      Loss from operations                                           (20,474)                        (21,947)

      Equity in losses of limited
         partnerships (Note 2)                                       (47,975)                        (69,946)
                                                       -----------------------       -------------------------

      Net loss                                       $               (68,449)      $                 (91,893)
                                                       =======================       =========================

      Net loss allocated to:
         General partner                             $                  (684)      $                    (919)
                                                       =======================       =========================

         Limited partners                            $               (67,765)      $                 (90,974)
                                                       =======================       =========================

      Net loss per limited partner unit              $                    (7)      $                      (9)
                                                       =======================       =========================

      Outstanding weighted limited
         partner units                                                10,000                          10,000
                                                       =======================       =========================

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2003
                                   (unaudited)

                                                           General              Limited
                                                           Partner              Partners                Total
                                                        ---------------    -------------------      ---------------

Partners' equity (deficit) at March 31, 2003          $       (79,363)   $         2,133,188      $     2,053,825

   Net loss                                                      (684)               (67,765)             (68,449)
                                                        ---------------    -------------------      ---------------

Partners' equity (deficit) at June 30, 2003           $       (80,047)   $         2,065,423      $     1,985,376
                                                        ===============    ===================      ===============



                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2003 and 2002
                                   (unaudited)


                                                                               2003                     2002
                                                                         ------------------       -----------------
Cash flows from operating activities:
   Net loss                                                            $          (68,449)      $         (91,893)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Amortization                                                                  5,953                   5,953
      Equity in losses of limited partnerships                                     47,975                  69,946
      Change in accrued fees and expenses due to
        General Partner and affiliates                                             10,197                    (942)
                                                                         ------------------       -----------------

Net cash used in operating activities                                              (4,324)                (16,936)
                                                                         ------------------       -----------------

Cash flows from investing activities:
      Distributions from limited partnerships                                      11,336                   2,225
                                                                         ------------------       -----------------

Net increase (decrease) in cash and cash equivalents                                7,012                 (14,711)

Cash and cash equivalents, beginning of period                                    238,047                 277,292
                                                                         ------------------       -----------------

Cash and cash equivalents, end of period                               $          245,059       $         262,581
                                                                         ==================       =================

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
   Taxes paid                                                          $                -       $             800
                                                                         ==================       =================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2003.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Certain Risks and Uncertainties
-------------------------------

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

The Low-Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low-Income Housing Credit s and the fractional recapture of Low-Income Housing Credits already taken. In most cases the annual amount of Low-Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low-Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low-Income Housing Credits, a fractional recapture of prior Low-Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low-Income Housing Credits and recapture of Low-Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low-Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

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

Equity in losses of Local Limited Partnerships for the periods ended June 30, 2003 and 2002 have been recorded by the Partnership based on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of limited partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2).

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. The Partnership had no cash equivalents as of June 30, 2003 and March 31, 2003.

At June 30, 2003, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

Impact of New Accounting Pronouncements
---------------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the Partnership's financial position or results of operations.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Impact of New Accounting Pronouncements, continued
--------------------------------------------------

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which updates accounting and reporting standards for personnel and operational restructuring. The Partnership adopted SFAS No. 146 for exit, disposal or other restructuring activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Partnership's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." The adoption of FIN 45 did not have a material impact on the Partnership's financial position or results of operations.

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

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

                                                                For the Three Months                For the Year
                                                                        Ended                         Ended
                                                                    June 30, 2003                  March 31, 2003
                                                               ------------------------          -------------------
Investments per balance sheet,
   beginning of period                                      $               1,965,138          $         2,234,002
Distributions received from limited partnerships                              (11,336)                      (5,803)
Equity in losses of limited partnerships                                      (47,975)                    (239,249)
Amortization of capitalized acquisition fees and costs                         (5,953)                     (23,812)
                                                               ------------------------          -------------------
Investments per balance sheet,
   end of period                                            $               1,899,874          $         1,965,138
                                                               ========================          ===================

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected financial information for the Three Months ended June 30, 2003 and 2002 from the unaudited combined condensed financial statements of the limited partnership in which the Partnership has invested is as follows:

                                                                         2003                           2002
                                                                  -------------------            -------------------
          Revenues                                              $            895,000           $            850,000
                                                                  -------------------            -------------------

          Expenses:
             Interest expense                                                215,000                        205,000
             Depreciation and amortization                                   269,000                        275,000
             Operating expenses                                              563,000                        567,000
                                                                  -------------------            -------------------

             Total expenses                                                1,047,000                      1,047,000
                                                                  -------------------            -------------------

          Net loss                                              $           (152,000)          $           (197,000)
                                                                  ===================            ===================

          Net loss allocable to the Partnership                 $           (149,000)          $           (194,000)
                                                                  ===================            ===================

          Net loss recorded by the Partnership                  $            (48,000)          $            (70,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. The base fee amount will be adjusted annually based on changes to the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Asset management fees of $10,500 were incurred for each of the three months ended June 30, 2003 and 2002. The Partnership paid $7,500 and $15,000 of those asset management fees during the three months ended June 30, 2003 and 2002, respectively.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

The accrued fees and advances due to General Partner and affiliates consisted of the following:

                                                                      June 30, 2003               March 31, 2003
                                                                  ----------------------        --------------------

       Reimbursement for expenses paid by the General
            Partner or an affiliate                            $                  9,087      $                1,890
       Asset management fee payable                                             148,167                     145,167
                                                                  ----------------------        --------------------

                                                               $                157,254      $              147,057
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

The following discussion and analysis compares the results of operations for the three Months ended June 30, 2003 and 2002, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2003 consisted primarily of $245,000 in cash and aggregate investments in the twenty-one Local Limited Partnerships of $1,900,000. Liabilities at June 30, 2003 consisted primarily of $157,000 in accrued asset management fees and expenses payable to the General Partner.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. The Partnership's net loss for the three months ended June 30, 2003 was $(68,000), reflecting a decrease of $(24,000) from the net loss experienced for the three months ended June 30, 2002 of $(92,000). The decrease in net loss is primarily due to equity in losses of Local Limited Partnerships which decreased by $(22,000) to $(48,000) for the three months ended June 30, 2003 from $(70,000) for the three months ended June 30, 2002. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at June 30, 2003. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses of Local Limited Partnerships, loss from operations decreased approximately by $(1,000) to $(21,000) for the three months ended June 30, 2003 from $(22,000)
for the three months ended June 30, 2002, which was caused by an increase in distribution income of $2,000, which was offset by an increase in other operating expenses of $1,000 for the three months ended June 30, 2003.

Cash Flows

Three months Ended June 30, 2003 Compared to Three months Ended June 30, 2002. Net cash provided during the three months ended June 30, 2003 was $7,000 compared to net cash used for the three months ended June 30, 2002 of ($15,000). The $22,000 increase in cash was due to an increase in cash provided by investing activities of approximately $9,000 of distributions received, and a decrease in cash used by operating activities of $13,000 for the three months ended June 30, 2003.

During the three months ended June 30, 2003, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by approximately $10,000. The General Partner does not anticipate that these accrual fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2003, to be sufficient to meet all currently foreseeable future cash requirements.

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

By:  WNC Tax Credit Partners IV, L.P.       General Partner of the Registrant


By: WNC & ASSOCIATES, INC. General Partner of WNC Tax Credit Partners IV, L.P.





By:  /s/ Wilfred N. Cooper Jr.
------------------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:  August 19, 2003





By:  /s/ Thomas J. Riha
-----------------------

Thomas J. Riha, Vice President- Chief Financial Officer of WNC & Associates,Inc.

Date: August 19, 2003

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

          Date: August 19, 2003



          /s/ Wilfred N. Cooper Jr.
          -------------------------

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

          Date: August 19, 2003



          /s/ Thomas J. Riha
          ------------------

          Vice-President - Chief Financial Officer of WNC & Associates, Inc.