Form 10-Q
period 2003-12-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2004-02-10
CIK 913496

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 2003

                                       OR

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

             For the transition period from ________ to ___________

                         Commission file number: 0-26048


                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 1

              California                          33-0563307
     State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization                Identification No.)


                              17782 Sky Park Circle
                              Irvine, CA 92614-6404
                    (Address of principal executive offices)

                                 (714) 662-5565
                               (Telephone number)

              3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626
            (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes           No      X
    ---------    ----------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).
Yes           No      X
   ---------    -----------

                 WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                     For the Quarter Ended December 31,2003

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets
            December 31, 2003 and March 31, 2003...............................3

          Statements of Operations
            For the Three and Nine Months Ended December 31, 2003 and 2002....4

          Statement of  Partners'Equity (Deficit)
            For the Nine Months Ended December 31, 2003.......................5

          Statements of Cash Flows
            For the Nine Months  Ended  December 31, 2003 and 2002............6

          Notes to Financial Statements.......................................7

     Item 2. Management's  Discussion  and Analysis of Financial
                Condition and Results of Operations..........................15

     Item 3. Quantitative and Qualitative Disclosures about Market Risk......16

     Item 4. Procedures and Controls.........................................16

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings...............................................16

     Item 6. Exhibits and Reports on Form 8-K................................16

     Signatures..............................................................17

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                     December 31, 2003           March 31, 2003
                                                                   ----------------------      -------------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                        $              206,653      $           238,047
Investments in limited partnerships, net (Note 2)                             1,787,965                1,965,138
                                                                   ----------------------      -------------------

       Total assets                                              $            1,994,618      $         2,203,185
                                                                   ======================      ===================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Payable to limited partnership (Note 4)                       $                2,303      $             2,303
   Accrued fees and expenses due to
     General Partner and affiliates (Note 3)                                    148,255                  147,057
                                                                   ----------------------      -------------------

       Total liabilities                                                        150,558                  149,360
                                                                   ----------------------      -------------------

Commitments and contingencies

Partners' equity (deficit):
     General Partner                                                            (81,461)                 (79,363)
     Limited Partners (10,000 units authorized,
       10,000 units issued and outstanding)                                   1,925,521                2,133,188
                                                                   ----------------------      -------------------

     Total partners' equity                                                   1,844,060                2,053,825
                                                                   ----------------------      -------------------

                                                                 $            1,994,618      $         2,203,185
                                                                   ======================      ===================

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2003 and 2002
                                   (unaudited)

                                                            2003                                       2002
                                         -----------------------------------------   ------------------------------------------

                                            Three Months            Nine Months        Three Months             Nine Months
                                         -------------------      ----------------   -----------------        -----------------

Interest income                        $               463      $          1,614   $             915        $           3,039
Distribution income                                      -                 5,898                   -                    6,475
                                         -------------------      ----------------   -----------------        -----------------

                                                       463                 7,512                 915                    9,514
                                         -------------------      ----------------   -----------------        -----------------

Operating expenses:
   Amortization (Note 2)                             5,953                17,859               5,953                   17,859
   Asset management fees (Note 3)                   10,500                31,500              10,500                   31,500
   Legal & accounting                                  180                18,176               2,320                   17,819
   Other                                             1,691                 5,817                 769                    4,119
                                         -------------------      ----------------   -----------------        -----------------

      Total operating expenses                      18,324                73,352              19,542                   71,297
                                         -------------------      ----------------   -----------------        -----------------

Loss from operations                               (17,861)              (65,840)            (18,627)                 (61,783)

Equity in losses of limited
   partnerships (Note 2)                           (47,975)             (143,925)            (71,819)                (215,809)
                                         -------------------      ----------------   -----------------        -----------------

Net loss                               $           (65,836)     $       (209,765)  $         (90,446)       $        (277,592)
                                         ===================      ================   =================        =================

Net loss allocated to:
   General partner                     $              (659)     $         (2,098)  $            (905)       $          (2,776)
                                         ===================      ================   =================        =================

   Limited partners                    $           (65,177)     $       (207,667)  $         (89,541)       $        (274,816)
                                         ===================      ================   =================        =================

Net loss per limited partner unit      $                (7)     $            (21)  $              (9)       $             (28)
                                         ===================      ================   =================        =================

Outstanding weighted
   limited partner units                            10,000                10,000              10,000                   10,000
                                         ===================      ================   =================        =================



                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2003
                                   (unaudited)

                                                           General              Limited
                                                           Partner              Partners                Total
                                                        ---------------    -------------------      ---------------

Partners' equity (deficit) at March 31, 2003          $       (79,363)   $         2,133,188      $     2,053,825

Net loss                                                       (2,098)              (207,667)            (209,765)
                                                        ---------------    -------------------      ---------------

Partners' equity (deficit) at December 31, 2003       $       (81,461)   $         1,925,521      $     1,844,060
                                                        ===============    ===================      ===============


                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2003 and 2002
                                   (unaudited)


                                                                               2003                     2002
                                                                         ------------------       -----------------
Cash flows from operating activities:
   Net loss                                                            $         (209,765)      $        (277,592)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
   Amortization                                                                    17,859                  17,859
   Equity in losses of limited partnerships                                       143,925                 215,809
   Change in accrued fees and expenses due
      to General Partner and affiliates                                             1,198                   1,536
                                                                         ------------------       -----------------

Net cash used in operating activities                                             (46,783)                (42,388)
                                                                         ------------------       -----------------

Cash flows from investing activities:
      Distributions from limited partnerships                                      15,389                   2,134
                                                                         ------------------       -----------------

Net decrease in cash and cash equivalents                                         (31,394)                (40,254)

Cash and cash equivalents, beginning of period                                    238,047                 277,292
                                                                         ------------------       -----------------

Cash and cash equivalents, end of period                               $          206,653       $         237,038
                                                                         ==================       =================

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
   Taxes paid                                                          $                -       $             800
                                                                         ==================       =================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                     For the Quarter Ended December 31, 2003
                                   (unaudited)




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2003.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarter Ended December 31, 2003
                                   (unaudited)


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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

                     For the Quarter Ended December 31, 2003
                                   (unaudited)

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

Equity in losses of Local Limited Partnerships for the periods ended December 31, 2003 and 2002 have been recorded by the Partnership based on nine months of results estimated by management of the Partnership. Management's estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of limited partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2).

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

                     For the Quarter Ended December 31, 2003
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. The Partnership had no cash equivalents as of December 31, 2003 and March 31, 2003.

Concentration of Credit Risk
----------------------------

At December 31, 2003, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

                     For the Quarter Ended December 31, 2003
                                   (unaudited)

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

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities," FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both. The provisions of FIN 46 were effective February 1, 2003 for all arrangements entered into after January 31, 2003. FIN 46 is effective in the second quarter of 2004 for those arrangements entered into prior to January 31, 2003. We are currently reviewing whether we have relationships with VIEs and, if so, whether we should consolidate them and disclose information about them as the primary beneficiary or disclose information about them as an interest holder. We may have to consolidate some of our equity investments in partnerships based on recent interpretations from accounting professionals. We currently record the amount of our investment in these partnerships as an asset on our balance sheet, recognize our share of partnership income or losses in our income statement, and disclose how we account for material types of these investments in our 2003 financial statements. However, we do not yet know the extent of the impact of consolidating the assets and liabilities of these partnerships on our balance sheet because of the complexities of applying FIN 46, the evolving interpretations from accounting professionals, and the nuances of each individual partnership.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

                     For the Quarter Ended December 31, 2003
                                   (unaudited)

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


Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                For the Nine Months                For the Year
                                                                       Ended                          Ended
                                                                 December 31, 2003                 March 31, 2003

                                                               ----------------------            -------------------
Investments per balance sheet,
   beginning of period                                      $             1,965,138            $         2,234,002
Distributions received from limited partnerships                            (15,389)                        (5,803)
Equity in losses of limited partnerships                                   (143,925)                      (239,249)
Amortization of capitalized acquisition fees and costs                      (17,859)                       (23,812)
                                                               ----------------------            -------------------
Investments per balance sheet,
   end of period                                            $             1,787,965            $         1,965,138
                                                               ======================            ===================

                                       12

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS-CONTINUED

                     For the Quarter Ended December 31, 2003
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected financial information for the nine months ended December 31, 2003 and 2002 from the unaudited combined condensed financial statements of the limited partnership in which the Partnership has invested is as follows:

                                                                         2003                           2002
                                                                  -------------------            -------------------
          Revenues                                              $          2,686,000           $          2,550,000
                                                                  -------------------            -------------------

          Expenses:
             Interest expense                                                646,000                        617,000
             Depreciation and amortization                                   807,000                        824,000
             Operating expenses                                            1,688,000                      1,701,000
                                                                  -------------------            -------------------

             Total expenses                                                3,141,000                      3,142,000
                                                                  -------------------            -------------------

          Net loss                                              $           (455,000)           $          (592,000)
                                                                  ===================            ===================

          Net loss allocable to the Partnership                 $           (448,000)           $          (583,000)
                                                                  ===================            ===================

          Net loss recorded by the Partnership                  $           (144,000)           $          (216,000)
                                                                  ===================            ===================

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. The base fee amount will be adjusted annually based on changes to the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Asset management fees of $31,500 were incurred for each of the nine months ended December 31, 2003 and 2002. The Partnership paid $30,000 of those asset management fees for each of the nine months ended December 31, 2003 and 2002.
                                       13

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

                     For the Quarter Ended December 31, 2003
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

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

The accrued fees and advances due to General Partner and affiliates consisted of the following:

                                                                    December 31, 2003             March 31, 2003
                                                                  ----------------------        --------------------
       Reimbursement for expenses paid by the General
            Partner or an affiliate                            $                  1,588      $                1,890
       Asset management fee payable                                             146,667                     145,167
                                                                  ----------------------        --------------------

                                                               $                148,255      $              147,057
                                                                  ======================        ====================


NOTE 4 - PAYABLE TO LIMITED PARTNERSHIP
---------------------------------------

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2003 and 2002, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2003 consisted primarily of $207,000 in cash and aggregate investments in the twenty-one Local Limited Partnerships of $1,788,000. Liabilities at December 31, 2003 consisted primarily of $148,000 in accrued asset management fees and expenses payable to the General Partner.

Results of Operations

Three Months Ended December 31, 2003 Compared to Three Months December 31, 2002. The Partnership's net loss for the three months ended December 31, 2003 was $(66,000), reflecting a decrease of $25,000 from the net loss experienced for the three months ended December 31, 2002 of $(91,000). The decrease in net loss is primarily due to equity in losses of Local Limited Partnerships which decreased by $24,000 to $(48,000) for the six months ended December 31, 2003 from $(72,000) for the three months ended December 31, 2002. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2003. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses of Local Limited Partnerships, loss from operations decreased by approximately $1,000 to $(18,000) for the three months ended December 31, 2003 from $(19,000) for the three months ended December 31, 2002, which was caused by a an overall decrease in legal, accounting and other operating expenses of $1,000 for the three months ended December 31, 2003.

Nine Months Ended December 31, 2003 Compared to Nine Months Ended December 31, 2002. The Partnership's net loss for the nine months ended December 31, 2003 was $(210,000), reflecting a decrease of $68,000 from the net loss experienced for the nine months ended December 31, 2002 of $(278,000). The decrease in net loss is primarily due to equity in losses of Local Limited Partnerships which decreased by $72,000 to $(144,000) for the nine months ended December 31, 2003 from $(216,000) for the nine months ended December 31, 2002. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2003. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses of Local Limited Partnerships, the loss from operations increased by approximately $(4,000) to $(66,000) for the nine months ended December 31, 2003 from $(62,000) for the nine months ended December 31, 2002, which was caused by a decrease in operating income of $(2,000), with a combined increase in legal, accounting and other operating expenses of $(2,000) for the nine months ended December 31, 2003.

Cash Flows

Nine Months Ended December 31, 2003 Compared to Nine Months Ended December 31, 2002. Net cash used during the nine months ended December 31, 2003 was $(31,000) compared to net cash used for the nine months ended December 31, 2002 of ($40,000). The $9,000 decrease in cash used was primarily due to an increase in cash provided by investing activities of approximately $13,000 of distributions received, and an increase in cash used in operating activities of $(4,000) for the nine months ended December 31, 2003.

During the nine months ended December 31, 2003, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by approximately $1,000.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2003, to be sufficient to meet all currently foreseeable future cash requirements.

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

Item 1.   Legal Proceedings

          NONE

Item 6.   Exhibits and Reports on Form 8-K

(a)  Reports on Form 8-K.
     --------------------

1. A current report on Form 8-K was filed on behalf of the registrant on November 4, 2003 reporting the resignation of the registrant's former principal independent accountants, and the engagement of new principal independent accountants under Item 4 of the Form 8-K. An amendment thereto on Form 8-K/A was filed on November 10, 2003 and November 25, 2003 (under
     Item 7 and under Items 4 and 7, respectively) to file as an exhibit the required letter from the former principal independent accountants. Neither the initial report nor the amendments included any financial statements.

(b)  Exhibits.
     ---------

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Certification  of the  Principal  Executive  Officer  pursuant to 18 U.S.C.
     section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2 Certification  of the  Principal  Financial  Officer  pursuant to 18 U.S.C.
     section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND IV, L.P., Series 1

By:  WNC Tax Credit Partners IV, L.P.       General Partner of the Registrant


By: WNC & ASSOCIATES, INC. General Partner of WNC Tax Credit Partners IV, L.P.





By:  /s/ Wilfred N. Cooper Jr.
     ------------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:  February 9, 2004





By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha, Vice President-Chief Financial Officerof WNC & Associates,Inc.

Date:  February 9, 2004