Form 10-K
period 2004-03-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2004-07-16
CIK 913496

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                    For the fiscal year ended March 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


             For the transition period from __________ to __________

                         Commission file number: 0-26048

                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 1
             (Exact name of registrant as specified in its charter)

                  California                                     33-0563307
                (State or other jurisdiction of               (I.R.S. Employer
               incorporation or organization)                Identification No.)

               17782 Sky Park Circle                                  92614-6404
               Irvine, CA                                             (Zip Code)
               (Address of principal executive offices)

                                 (714) 662-5565
                               (Telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)

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

                                      NONE

PART I.

Item 1.  Business

Organization

WNC Housing Tax Credit Fund IV, L.P., Series 1 (the "Partnership") is a California Limited Partnership formed under the laws of the State of California on May 4, 1993. The Partnership was formed to acquire limited partnership interests or membership interests in limited partnerships or limited liability companies ("Local Limited Partnerships") which own multi-family housing complexes that are eligible for Federal low-income housing and, in certain cases, California low-income housing tax credits ("Low Income Housing Credits").

The general partner of the Partnership is WNC Tax Credit Partners IV, L.P. ("TCP IV"). The general partner of TCP IV is WNC & Associates, Inc. ("Associates"). The chairman and president of Associates owns substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates as neither TCP IV nor the Partnership have employees of their own.

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

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which owns and operates a multi-family housing complex (the "Housing Complexes") which qualify for the Low Income Housing Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the California Low Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. Each Housing Complex is subject to a fifteen-year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

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

As of March 31, 2004, the Partnership had invested in twenty-one Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing credits and the fractional recapture of Low Income Housing Credits already taken. An individual Limited Partner's ability to use tax credits is limited. In most cases, the annual amount of Low Income Housing Credits that an individual Limited Partner can use is limited to the tax liability due on the person's last $25,000 of taxable income. Low Income Housing Credits may be the only material benefit from the Partnership because Limited Partners may not get back their capital. Any transactions between the Partnership and Associates and its affiliates will entail conflicts of interest.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Credits, and a fractional recapture of prior Low Income Housing Credits, would occur. At any time, a foreclosure would result in a loss of the Partnership's investment in the Housing Complex. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the Limited Partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

There are limits on the transferability of units, including a prohibition on the transfer of more than 50% of the Units in a 12-month period. No trading market for the Units exists or is expected to develop. Limited Partners may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Substantially all of the Low Income Housing Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Credit compliance period risks exist for potential recapture of prior low Income Housing Credits.

Anticipated future and existing cash resources are not sufficient to meet existing contractual cash obligations. Substantially all of the future contractual cash obligations of the Partnership are payable to the General Partner. Though a substantial portion of the amounts contractually obligated to the General Partner are contractually currently payable, the Partnership anticipates that the General Partner will not require the payment of these contractual obligations until capital reserves are in excess of the future foreseeable working capital requirements of the Partnership. However, the Partnership is contractually required to pay these obligations to the General Partner on a current basis. The Partnership would be adversely affected should the General Partner demand current payment of these contractual obligations and or suspend services for this or any other reason.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Credits. The initial programs are completing their compliance periods.

With that in mind, the Partnership is continuing its review of the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. The review considers many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the Limited Partners from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership when it no longer provides tax benefits to Limited Partners. However, Local Limited Partnership interests may be disposed at any time by Associates in its discretion. To date no properties in the Partnership have been selected for disposition.

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the twenty-one Housing Complexes as the dates and for the periods indicated:

                                                        ----------------------------  ----------------------------------------------
                                                           As of March 31, 2004                   As of December 31, 2003
                                                        ----------------------------  ----------------------------------------------
                                                          Partnership's    Amount of                      Estimated         Mortgage
                                                         Total Investment  Investment                   Aggregate Low    Balances of
   Local Limited                       General Partner   in Local Limited  Paid to     Number          Income Housing  Local Limited
  Partnership Name        Location       Name               Partnership     Date     of Units  Occupancy   Credits (1)  Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Alpine                    Alpine,        1600 Capital
Manor, L.P.               Texas          Company, Inc.        $ 195,000    $ 195,000     36      86%      $ 394,000       $  900,000

Baycity Village           Baytown,       Green Companies
Apartments,               Texas          Development
Limited                                  Group, Inc.            301,000      301,000     62      97%        629,000        1,428,000
Partnership

Beckwood Manor            Marianna,      Phillips
Seven Limited             Arkansas       Development
Partnership                              Corporation            307,000      307,000     42      100%       636,000        1,372,000

Briscoe Manor             Galena,        McKnight &
Limited                   Maryland       Decoster, Inc.
Partnership                                                     308,000      308,000     31      100%       648,000        1,470,000

Evergreen                 Maynard,       Phillips
Four Limited              Arkansas       Development
Partnership                              Corporation            195,000      195,000     24       88%       402,000          859,000

Fawn Haven                Manchester,    Georg E. Maharg
Limited                   Ohio           and Maharg
Partnership                              Realty, Inc.           167,000      167,000     28      100%       376,000          843,000

Fort Stockton             Ft.Stockton,   1600 Capital
Manor, L.P.               Texas          Company,Inc.           224,000      224,000     36       92%       453,000        1,037,000

Hidden Valley             Gallup, New    Alan Deke
Limited                   Mexico         Noftsker
Partnership                                                     412,000      412,000     40       97%       801,000        1,466,000

HOI Limited               Lenoir,        Housing
Partnership               North          Opportunities,
Of Lenoir                 Carolina       Inc.                   198,000      198,000     34      100%       400,000          512,000

Indian Creek              Bucyrus,       Georg E.
Limited                   Ohio           Maharg
Partnership                                                     306,000      306,000     48       96%       637,000        1,449,000

Laurel Creek              San Luis       San Luis Obispo
Apartments                Obispo,        Non-Profit
                          California     Housing Corp.        1,030,000    1,030,000     24      100%     2,103,000          576,000

                                                        ----------------------------  ----------------------------------------------
                                                           As of March 31, 2004                   As of December 31, 2003
                                                        ----------------------------  ----------------------------------------------
                                                          Partnership's    Amount of                      Estimated         Mortgage
                                                         Total Investment  Investment                   Aggregate Low    Balances of
   Local Limited                       General Partner   in Local Limited  Paid to     Number          Income Housing  Local Limited
  Partnership Name        Location       Name               Partnership     Date     of Units  Occupancy   Credits (1)  Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Madisonville              Madisonville   Jean
Manor Senior              Texas          Johnson
Citizens
Complex, Ltd.                                                   174,000      174,000     32      100%       375,000          892,000

Mt. Graham                Safford,       Rural Housing,
Housing, Ltd.             Arizona        Inc.
                                                                410,000      410,000     40       88%       788,000        1,387,000

Northside Plaza           Angleton,      Jean
Apartments, Ltd.          Texas          Johnson                282,000      282,000     48       94%       607,000        1,341,000

Pampa Manor,              Pampa,         1600 Capital
L.P.                      Texas          Company,Inc.           180,000      180,000     32       69%       363,000          834,000

Regency                   Monrovia,      Community
Court                     California     Housing
Partners                                 Assistance
                                         Program,Inc.,
                                         a California
                                         Nonprofit
                                         Corporation          1,692,000    1,690,000    115      100%     3,293,000        4,045,000

Sandpiper                 Aulander,      I. Norwood
Square, a                 North          Stone
Limited                   Carolina
Partnership
                                                                219,000      219,000     24       96%       433,000          934,000

Seneca Falls              Seneca         David R. Bacon
East                      Falls, New     and Frank
Apartments                York           Salvatore
Company II, L.P.
                                                                270,000      270,000     32       94%       360,000          882,000

Vernon                    Vernon,        1600 Capital
Manor, L.P.               Texas          Company, Inc.          177,000      177,000     28      100%       325,000          743,000

Waterford                 Calhoun        Thomas E.
Place, a                  Falls,         Connelly, Jr.,
Limited                   South          TEC Rental
Partnership               Carolina       Properties Inc.,
                                         Warren H.Abernathy,
                                         II and Solid
                                         South, Inc.            272,000      272,000     32      100%       549,000        1,163,000

                                                        ----------------------------  ----------------------------------------------
                                                           As of March 31, 2004                   As of December 31, 2003
                                                        ----------------------------  ----------------------------------------------
                                                          Partnership's    Amount of                      Estimated         Mortgage
                                                         Total Investment  Investment                   Aggregate Low    Balances of
   Local Limited                       General Partner   in Local Limited  Paid to     Number          Income Housing  Local Limited
  Partnership Name        Location       Name               Partnership     Date     of Units  Occupancy   Credits (1)  Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Yantis                    Yantis,        Charles
Housing, Ltd.             Texas          Cannon Jr.             145,000      145,000     24      100%       287,000          619,000
                                                            ------------ -----------    ---      ----  ------------     ------------

                                                            $ 7,464,000  $ 7,462,000    812       95%  $ 14,859,000     $ 24,752,000
                                                            ============ ============   ===      ====  ============     ============


(1) Represents aggregate anticipated Low Income Housing Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year compliance period. Approximately 87% of the anticipated Low Income Housing Credits have been received from the Local Limited Partnerships and are no longer available to the Partnerships Limited Partners.


                                         ---------------------------------------------------------------------------
                                                            For the year ended December 31, 2003
                                         ---------------------------------------------------------------------------
                                                                                           Low Income Housing
                                                                                            Credits Allocated to
            Partnership Name                 Rental Income       Net Income (Loss)             Partnership
--------------------------------------------------------------------------------------------------------------------
Alpine Manor, L.P.                                   $ 122,000             $(15,000)                 99%

Baycity Village Apartments, Limited
Partnership                                            321,000              (31,000)                 99%

Beckwood Manor Seven Limited Partnership               153,000              (64,000)                 95%

Briscoe Manor Limited Partnership                      187,000              (48,000)                 99%

Evergreen Four Limited Partnership                      86,000              (44,000)                 95%

Fawn Haven Limited Partnership                          87,000              (20,000)                 99%

Fort Stockton Manor, L.P.                              136,000              (15,000)                 99%

Hidden Valley Limited Partnership                      188,000              (23,000)                 99%

HOI Limited Partnership Of Lenoir                      150,000              (35,000)                 99%

Indian Creek Limited Partnership                       148,000              (39,000)                 99%

Laurel Creek Apartments                                206,000               19,000                  99%

Madisonville Manor Senior Citizens
Complex, Ltd.                                          122,000               (5,000)                 99%

Mt. Graham Housing, Ltd.                               158,000              (60,000)                 99%

Northside Plaza Apartments, Ltd.                       172,000              (15,000)                 99%

Pampa Manor, L.P.                                       93,000              (21,000)                 99%

Regency Court Partners                                 726,000             (227,000)                 99%


Sandpiper Square, a Limited Partnership                105,000              (15,000)                 99%

Seneca Falls East Apartments Company
II, L.P.                                               152,000              (32,000)               99.98%

Vernon Manor, L.P.                                     107,000               (2,000)                 99%

Waterford Place, a Limited Partnership                 132,000              (39,000)                 99%

Yantis Housing, Ltd.                                    82,000              (17,000)                 99%
                                                    ----------           ----------

                                                    $3,633,000            $(748,000)
                                                    ==========            ==========

Item 3. Legal Proceedings

NONE.

Item 4. Submission of Matters to a Vote of Security Holders

NONE.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a) The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit and none exists. Units can be assigned only if certain requirements in the Partnership Agreement are satisfied.

(b) At March 31, 2004, there were 707 Limited Partners and 9 assignees of Units who were not admitted as Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement.

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e) No unregistered securities were sold by the Partnership during the year ended March 31, 2004.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                         March 31
                              ---------------------------------------------------------------

                                 2004         2003         2002         2001         2000
                              -----------  -----------  -----------  -----------  -----------
ASSETS

Cash and cash equivalents   $    222,356 $    238,047 $    277,292 $    312,214 $    310,214
Investments in limited
  partnerships, net            1,395,876    1,965,138    2,234,002    2,823,846    3,538,899
Due from affiliate                     -            -            -            -       18,407
                              -----------  -----------  -----------  -----------  -----------

                            $  1,618,232 $  2,203,185 $  2,511,294 $  3,136,060 $  3,867,520
                              ===========  ===========  ===========  ===========  ===========
LIABILITIES

Payables to limited                                   $
partnerships                $      2,303 $      2,303        2,303 $      2,303 $      2,303
Accrued fees and expenses
  due to general partner
  and affiliates                 158,992      147,057      134,569      115,667      104,593

PARTNERS' EQUITY               1,456,937    2,053,825    2,374,422    3,018,090    3,760,624
                              -----------  -----------  -----------  -----------  -----------

                            $  1,618,232 $  2,203,185 $  2,511,294 $  3,136,060 $  3,867,520
                              ===========  ===========  ===========  ===========  ===========

Selected results of operations, cash flows and other information for the Partnership are as follows:

                                          For the Years Ended
                                               March 31
                          ----------------------------------------------------------------

                             2004         2003         2002         2001          2000
                          -----------  -----------  -----------   ----------   -----------

Loss from operations
(Note 1)                $   (197,156) $   (81,348) $   (78,700)$    (76,146)$      (79,134)
Equity in losses of
  limited
  partnerships              (399,732)    (239,249)    (564,968)    (666,388)      (693,836)
                          -----------  -----------  -----------   ----------   ------------

Net loss                $   (596,888) $  (320,597) $  (643,668)$   (742,534)$     (772,970)
                          ===========  ===========  ===========   ==========   ============

Net loss allocated to:
  General Partner       $     (5,969) $    (3,206) $    (6,437)$     (7,425)$       (7,730)
                          ===========  ===========  ===========   ==========   ============

  Limited Partners      $   (590,919) $  (317,391) $  (637,231)$   (735,109)$     (765,240)
                          ===========  ===========  ===========   ==========   ============

Net loss per limited
  partner unit          $     (59.09) $    (31.74) $    (63.72)$     (73.51)$       (76.52)
                          ===========  ===========  ===========   ==========   ============

Outstanding weighted
  limited partner units       10,000       10,000       10,000       10,000         10,000
                          ===========   ==========  ===========   ==========   ============

Note 1 - Loss from operations for the year ended March 31, 2004 includes a charge for impairment losses on investments in limited partnerships of $124,048. (See Note 2 to the audited financial statements.)

                                         For the Years Ended
                                              March 31
                          --------------------------------------------------   ------------

                             2004         2003         2002         2001          2000
                          -----------  -----------  -----------   ----------   ------------
Net cash provided by
  (used in):
  Operating activities  $    (43,185)$    (45,048)$    (35,847)$    (18,169)$      (45,392)
  Investing activities        27,494        5,803          925       20,169         14,256
                          -----------  -----------  -----------   ----------   ------------

Net change in cash and
  cash equivalents           (15,691)     (39,245)     (34,922)       2,000        (31,136)

Cash and cash
  equivalents,
  beginning of period        238,047      277,292      312,214      310,214        341,350
                          -----------  -----------  -----------   ----------   ------------

Cash and cash
  equivalents,
  end of period         $    222,356 $    238,047 $    277,292  $   312,214  $     310,214
                          ===========  ===========  ===========   ==========   ============

Low Income Housing Credits per Unit were as follows for the years ended December 31:

                                      2003          2002           2001           2000            1999
                                   -----------   ------------   ------------   ------------    ------------

Federal                          $        119  $         146  $         145  $         149   $         146

State                                       -              -              -              -               -
                                   -----------   ------------   ------------   ------------    ------------

Total                            $        119  $         146  $         145  $         149   $         146
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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low-Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (Notes 2 and 3).

Equity in losses of limited partnerships for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available.

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

Income Taxes

No provision for income taxes has been recorded in the financial statements as any liability and/or benefits for income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

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

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credit s and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing
Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its Limited Partners. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

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

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the Limited Partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

Substantially all of the Low Income Housing Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Credit compliance period risks exist for potential recapture of prior low Income Housing Credits.

No trading market for the Units exists or is expected to develop. Limited Partners may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

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

Anticipated future and existing cash resources are not sufficient to meet existing contractual cash obligations. Substantially all of the future contractual cash obligations of the Partnership are payable to the General Partner. Though a substantial portion of the amounts contractually obligated to the General Partner are contractually currently payable, the Partnership anticipates that the General Partner will not require the payment of these contractual obligations until capital reserves are in excess of the future foreseeable working capital requirements of the Partnership. However, the Partnership is contractually required to pay these obligations to the General Partner and/or its affiliates on a current basis. The Partnership would be adversely affected should the General Partner and/or affiliates demand current payment of these contractual obligations and or suspend services for this or any other reason.

Financial Condition

The Partnership's assets at March 31, 2004 consisted primarily of $222,000 in cash and aggregate investments in the 21 Local Limited Partnerships of $1,396,000. Liabilities at March 31, 2004 were $161,000, of which $159,000 was accrued annual management fees and advances due to the General Partner, and $2,000 was a payable to a limited partnership.

Results of Operations

Year  Ended  March  31,  2004   Compared  to  Year  Ended  March  31,  2003  The
Partnership's net loss for the year ended March 31, 2004 was $(597,000), reflecting an increase of $(276,000) from the net loss experienced for the year ended March 31, 2003. The increase in net loss is due to equity in losses from limited partnerships which increased by $(161,000) to $(400,000) for the year ended March 31, 2004 from $(239,000) for the year ended March 31, 2003. Equity in losses of limited partnerships increased from the prior year due to an increase of the write-off of acquisition fees and costs in the current year related to the investments that have gone below zero. Additionally, there was an increase in loss from operations of approximately $(116,000) largely due to an impairment loss of $(124,000) for the year ended March 31, 2004. The impairment loss was due to a certain limited partnership whose net investment balance exceeded the remaining tax credits and residual value. The impairment loss was offset by a decrease in amortization of acquisition fees and costs of $6,000 along with an increase in income of $3,000 in the current year.

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

Liquidity and Capital Resources

Year Ended March 31, 2004 Compared to Year Ended March 31, 2003 Net cash used during the year ended March 31, 2004 was $(16,000) compared to net cash used for the year ended March 31, 2003 of $(39,000). The change was primarily due to a $21,000 increase of cash provided by investing activities due to the $21,000 increase in distributions received from limited partnerships.

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

The financial statements of one Local Limited Partnership were prepared assuming the limited partnership will continue as a going concern. The auditor for this entity has expressed substantial doubt as to this entity's ability to continue as a going concern as a result of the property tax issue discussed below. The Partnership had a $0 and $183,195, remaining investment in such Local Limited Partnership at March 31, 2004 and 2003, respectively. The Partnership's original investment in the Local Limited Partnership approximated $1,691,585. Through December 31, 2003, the Local Limited Partnership has had recurring losses, working capital deficiencies and has not been billed for certain property tax expenses due since 1994. The Local Limited Partnership is seeking abatement or an extended payment plan to pay down certain of these liabilities; however, if the Local Limited Partnership is unsuccessful, additional funding may be requested from the Partnership. In the event the Local Limited Partnership is required to liquidate or sell its property, the net proceeds could be significantly less than the carrying value of such property. As of

December 31, 2003 and 2002, the carrying value of such property on the books and records of the Local Limited Partnership totaled $6,114,888 and $6,311,179, respectively.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2004, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership disclosed below.



Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of March 31, 2004:

                                  2005       2006       2007        2008       2009      Thereafter    Total

                                ---------  ---------  ---------   ---------  ---------  ----------   ----------

Asset Management Fees (1)     $  199,167 $   42,000 $   42,000  $   42,000 $   42,000 $ 1,722,000  $ 2,089,167
Capital Contributions
   Payable to Lower Tier
   Partnerships                    2,000          -          -           -          -           -        2,000
                                ---------  ---------  ---------   ---------  ---------  ----------   ----------
Total contractual cash
   obligations                $  201,167 $   42,000 $   42,000  $   42,000 $   42,000 $ 1,722,000  $ 2,091,167
                                =========  =========  =========   =========  =========  ==========   ==========

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2050. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2050. Amounts due to the General Partner as of March 31, 2004 have been included in the 2005 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

For   additional   information  on  our  Asset   Management   Fees  and  Capital
Contributions Payable to Lower Tier Partnerships, see Notes 3 and 4 to the financial statements included elsewhere herein.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, we are continuing our review of the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. Our review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the Limited Partners from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to Limited Partners. To date no properties in the Partnership have been selected.

Impact of New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

In December 2003, the FASB issued a revision of FIN 46 ("FIN 46R") to clarify some of its provisions. The revision results in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretations or the revised interpretations. However, all VIEs must be accounted for under the revised interpretations as of March 31, 2004, when FIN 46R is effective for the Partnership.

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary." Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other Limited Partners. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and preliminarily concluded that the adoption of the Interpretation will not have a material impact on the financial statements of the Partnership.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 1

     We have audited the accompanying balance sheet of WNC Housing Tax redit Fund IV, L.P., Series 1 (a California Limited Partnership) (the "Partnership") as of March 31, 2004 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented $1,212,000 of the total assets of the Partnership at March 31, 2004 and $259,000 of the Partnership's net loss for the year ended March 31, 2004. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund IV, L.P., Series 1 (a California Limited Partnership) as of March 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Reznick Fedder & Silverman

Bethesda, Maryland
June 11, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------





To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 1


We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund IV, L.P., Series 1 (a California Limited Partnership) (the "Partnership") as of March 31, 2003 and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2003 and 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 74% of the total assets of the Partnership at March 31, 2002 and 79%, and 79% of the Partnership's equity in losses of limited partnerships for the years ended March 31, 2003 and 2002, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund IV, L.P., Series 1 (a California Limited Partnership) as of March 31, 2003, and the results of its operations and its cash flows for the years ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.





                                               /s/  BDO SEIDMAN, LLP

Costa Mesa, California
May 12, 2003

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                               March 31
                                                                    -------------------------------

                                                                        2004              2003
                                                                    --------------    -------------

ASSETS

Cash and cash equivalents                                         $       222,356   $      238,047
Investments in limited partnerships (Notes 2 and 3)                     1,395,876        1,965,138
                                                                    --------------    -------------

                                                                  $     1,618,232   $    2,203,185
                                                                    ==============    =============

LIABILITIES AND PARTNERS' EQUITY
  (DEFICIT)

Liabilities:
   Payable to a limited partnership (Note 4)                      $         2,303   $        2,303
   Accrued fees and advances due to General
     Partner and affiliate (Note 3)                                       158,992          147,057
                                                                    --------------    -------------

     Total liabilities                                                    161,295          149,360
                                                                    --------------    -------------

Commitments and contingencies

Partners' equity (deficit):
   General partner                                                        (85,332)         (79,363)
   Limited partners (10,000 units authorized,
     10,000 units issued and outstanding)                               1,542,269        2,133,188
                                                                    --------------    -------------

     Total partners' equity                                             1,456,937        2,053,825
                                                                    --------------    -------------

                                                                  $     1,618,232   $    2,203,185
                                                                    ==============    =============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                                                       For the Years Ended
                                                                             March 31
                                                            -------------------------------------------

                                                               2004            2003           2002
                                                            ------------   -------------   ------------

Interest income                                           $       2,093  $        3,714  $       7,808
Other income                                                     12,238           7,475          9,798
                                                            ------------   -------------   ------------

Total income                                                     14,331          11,189         17,606
                                                            ------------   -------------   ------------

Operating expenses:
   Amortization (Notes 2 and 3)                                  17,988          23,812         23,951
   Asset management fees (Note 3)                                42,000          42,000         42,000
   Impairment loss (Note 2)                                     124,048               -              -
   Other                                                         27,451          26,725         30,355
                                                            ------------   -------------   ------------

    Total operating expenses                                    211,487          92,537         96,306
                                                            ------------   -------------   ------------

Loss from operations                                           (197,156)        (81,348)       (78,700)

Equity in losses of limited
  partnerships (Note 2)                                        (399,732)       (239,249)      (564,968)
                                                            ------------   -------------   ------------

Net loss                                                  $    (596,888) $     (320,597) $    (643,668)
                                                            ============   =============   ============

Net loss allocated to:
   General partner                                        $      (5,969) $       (3,206) $      (6,437)
                                                            ============   =============   ============

   Limited partners                                       $    (590,919) $     (317,391) $    (637,231)
                                                            ============   =============   ============

Net loss per limited partner unit                         $      (59.09) $       (31.74) $      (63.72)
                                                            ============   =============   ============

Outstanding weighted limited
  partner units                                                  10,000          10,000         10,000
                                                            ============   =============   ============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                For The Years Ended March 31, 2004, 2003 and 2002


                                                               General            Limited              Total
                                                               Partner            Partners
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2001              $        (69,720)$        3,087,810    $      3,018,090

Net loss                                                            (6,437)          (637,231)           (643,668)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2002                       (76,157)         2,450,579           2,374,422

Net loss                                                            (3,206)          (317,391)           (320,597)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2003                       (79,363)         2,133,188           2,053,825

Net loss                                                            (5,969)          (590,919)           (596,888)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2004              $        (85,332) $       1,542,269    $      1,456,937
                                                            ===============    ===============     ===============

                 See accompanying notes to financial statements
                                       22

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS






                                                                                       For the Years Ended
                                                                                            March 31
                                                                         ------------------------------------------------

                                                                            2004            2003              2002
                                                                         -----------    --------------   ----------------
Cash flows from operating activities:
   Net loss                                                            $   (596,888) $       (320,597) $        (643,668)
   Adjustments to reconcile net loss to
   net cash used in operating activities:
    Amortization                                                             17,988            23,812             23,951
    Equity in losses of limited
      partnerships                                                          399,732           239,249            564,968
   Impairment loss                                                          124,048                 -                  -
    Increase in accrued fees and
      expenses due to General Partner
      and affiliates                                                         11,935            12,488             18,902
                                                                         -----------    --------------   ----------------

Net cash used in operating activities                                       (43,185)          (45,048)           (35,847)
                                                                         -----------    --------------   ----------------

Cash flows from investing activities:
   Investments in limited partnerships,
     net                                                                          -                 -            (16,028)
   Distributions from limited
     partnerships                                                            27,494             5,803             16,953
                                                                         -----------    --------------   ----------------

Net cash provided by
  investing activities                                                       27,494             5,803                925
                                                                         -----------    --------------   ----------------

Net decrease in cash and cash equivalents                                   (15,691)          (39,245)           (34,922)

Cash and cash equivalents, beginning
  of period                                                                 238,047           277,292            312,214
                                                                         -----------    --------------   ----------------

Cash and cash equivalents, end of
  period                                                               $    222,356   $       238,047  $         277,292
                                                                         ===========    ==============   ================

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
   Taxes paid                                                          $        800   $           800  $             800
                                                                         ===========    ==============   ================

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2004, 2003 and 2002



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

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

The general partner is WNC Tax Credit Partners, IV, L.P. (the "General Partner"), a California limited partnership. WNC & Associates, Inc. ("Associates") is the general partner of the General Partner. The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2004, 2003 and 2002



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

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

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credit s and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing
Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its Limited Partners. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

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

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the Limited Partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

Substantially all of the Low Income Housing Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Credit compliance period risks exist for potential recapture of prior low Income Housing Credits.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2004, 2003 and 2002



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

No trading market for the Units exists or is expected to develop. Limited Partners may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Anticipated future and existing cash resources of the Partnership are not sufficient to meet existing contractual cash obligations. Substantially all of the future contractual cash obligations of the Partnership are payable to the General Partner. Though a substantial portion of the amounts contractually obligated to the General Partner are contractually currently payable, the Partnership anticipates that the General Partner will not require the payment of these contractual obligations until capital reserves are in excess of the future foreseeable working capital requirements of the Partnership. However, the Partnership is contractually required to pay these obligations to the General Partner on a current basis. The Partnership would be adversely affected should the General Partner demand current payment of these contractual obligations and or suspend services for this or any other reason.

Exit Strategy
-------------

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, the Partnership is continuing to review the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. The Partnership's review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the Limited Partners from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The Partnership's objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to Limited Partners. To date no properties in the Partnership have been selected.

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low-Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 2).

Equity in losses of limited partnerships for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2004, 2003 and 2002



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 3). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2004 and 2003, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At March 31, 2004, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

Income Taxes
------------

No provision for income taxes has been recorded in the accompanying financial statements as any liability and/or benefits for income taxes as income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

New Accounting Pronouncements
-----------------------------

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

In December 2003, the FASB issued a revision of FIN 46 ("FIN 46R") to clarify some of its provisions. The revision results in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2004, 2003 and 2002




NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued.
-------------------------------------------------------------------------------
after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretations or the revised interpretations. However, all VIEs must be accounted for under the revised interpretations as of March 31, 2004, when FIN 46R is effective for the Partnership.

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary." Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other Limited Partners. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and preliminarily concluded that the adoption of the Interpretation will not have a material impact on the financial statements of the Partnership.

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

As discussed in Note 1, the Partnership accounts for its investments in limited partnerships using the equity method of accounting. The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2004 and 2003, are approximately $1,403,000 and $1,207,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses, as discussed below, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, impairment losses recorded in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnership's financial statements. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

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

A loss in value from a Local Limited Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the fund and the estimated residual value of the investment. Accordingly, the Partnership recorded an impairment loss of $124,048, $0 and $0 during the years ended March 31, 2004, 2003 and 2002, respectively.

Distributions from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2004, 2003 and 2002


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

At March 31, 2004 and 2003, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2004, 2003 and 2002 amounting to approximately $354,000, $332,000 and $212,000, respectively, have not been recognized. As of March 31, 2004, the aggregate share of net losses not recognized by the Partnership amounted to $1,250,000.


Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                                For the Years Ended
                                                                                     March 31
                                                                ----------------------------------------------------

                                                                     2004               2003              2002
                                                                ----------------   ---------------    --------------

Investments per balance sheet,
    beginning of period                                       $       1,965,138  $      2,234,002   $     2,823,846
Capital contributions paid, net                                               -                 -            16,028
Distributions received from limited
    partnerships                                                        (27,494)           (5,803)          (16,953)
Equity in losses of limited partnerships                               (399,732)         (239,249)         (564,968)
Impairment loss                                                        (124,048)                -                 -
Amortization of paid acquisition fees
    and costs                                                           (17,988)          (23,812)          (23,951)
                                                                ----------------   ---------------    --------------
Investments per balance sheet,
    end of period                                             $       1,395,876  $      1,965,138   $     2,234,002
                                                                ================   ===============    ==============

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2004, 2003 and 2002



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

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                     2003               2002
                                                                                ---------------    ---------------

ASSETS

Buildings and improvements, net of accumulated
  depreciation as of December 31, 2003 and 2002 of
  $ 9,941,414  and $8,876,000, respectively                                   $     24,858,000   $     25,862,000
Land                                                                                 1,674,000          1,668,000
Due from related parties                                                                13,000             14,000
Other assets                                                                         2,362,000          2,260,000
                                                                                ---------------    ---------------

                                                                              $     28,907,000   $     29,804,000
                                                                                ===============    ===============

LIABILITIES

Mortgage loans payable                                                        $     24,752,000   $     25,864,000
Due to related parties                                                                 914,000            923,000
Other liabilities                                                                    1,969,000            976,000
                                                                                ---------------    ---------------

                                                                                    27,635,000         27,763,000
                                                                                ---------------    ---------------

PARTNERS' CAPITAL (DEFICIT)

WNC Housing Tax Credits Fund IV, L.P., Series 1                                         (7,000)           758,000
Other partners                                                                       1,279,000          1,283,000
                                                                                ---------------    ---------------

                                                                                     1,272,000          2,041,000
                                                                                ---------------    ---------------

                                                                              $     28,907,000   $     29,804,000
                                                                                ===============    ===============

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2004, 2003 and 2002




NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2003                2002               2001
                                                            ---------------     ---------------    ---------------

Revenues                                                  $      3,746,000    $      3,581,000   $      3,400,000
                                                            ---------------     ---------------    ---------------

Expenses:
  Operating expenses                                             2,583,000           2,251,000          2,250,000
  Interest expense                                                 833,000             860,000            841,000
  Depreciation and amortization                                  1,078,000           1,076,000          1,098,000
                                                            ---------------     ---------------    ---------------

   Total expenses                                                4,494,000           4,187,000          4,189,000
                                                            ---------------     ---------------    ---------------

Net loss                                                  $       (748,000)   $       (606,000) $        (789,000)
                                                            ===============     ===============    ===============

Net loss allocable to the Partnership                     $       (736,000)   $       (597,000) $        (777,000)
                                                            ===============     ===============    ===============

Net loss recorded by the Partnership                      $       (400,000)   $       (239,000) $        (565,000)
                                                            ===============     ===============    ===============

Certain Local Limited Partnerships incurred operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss of future and recapture of prior Low Income Housing Credits could occur.

The financial statements of one Local Limited Partnership were prepared assuming the limited partnership will continue as a going concern. The auditor for this entity has expressed substantial doubt as to this entity's ability to continue as a going concern as a result of the property tax issue discussed below. The Partnership had a $0 and $183,195, remaining investment in such Local Limited Partnership at March 31, 2004 and 2003, respectively. The Partnership's original investment in the Local Limited Partnership approximated $1,691,585. Through December 31, 2003, the Local Limited Partnership has had recurring losses, working capital deficiencies and has not been billed for certain property tax expenses due since 1994. The Local Limited Partnership is seeking abatement or an extended payment plan to pay down certain of these liabilities; however, if the Local Limited Partnership is unsuccessful, additional funding may be requested from the Partnership. In the event the Local Limited Partnership is required to liquidate or sell its property, the net proceeds could be significantly less than the carrying value of such property. As of December 31, 2003 and 2002, the carrying value of such property on the books and records of the Local Limited Partnership totaled $6,114,888 and $6,311,179, respectively.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2004, 2003 and 2002

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

          Acquisition fees of up to 8% of the gross proceeds from the sale of Partnership units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $800,000. Accumulated amortization of these capitalized costs was $616,251 and $457,719 as of March 31, 2004 and 2003, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2004, $ 140,544, $49,656 and $117,011 of the related expense was reflected as equity in losses of limited partnerships during the years ended March 31, 2004, 2003 and 2002, respectively, to reduce the respective net acquisition fee component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

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

          An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages, for the life of the Partnership. Management fees of $42,000 were incurred during the years ended March 31, 2004, 2003 and 2002, of which $30,000, $30,000 and $24,500 was paid, respectively.

          The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were approximately $ 27,500 during the year ended March 31, 2004.

          A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred in the three year period ended March 31, 2004.

          An affiliate of the General Partner provides management services for one of the properties in the limited partnerships. Management fees were earned by the affiliate in the amount of $35,780, $33,926 and $55,040 for the years ended March 31, 2004, 2003 and 2002.

The accrued fees and advances due to the General Partner and affiliates consist of the following at:

                                                                                             March 31
                                                                                   ------------------------------

                                                                                       2004             2003
                                                                                   -------------    -------------

Reimbursement for expenses paid by the General Partner
  or an affiliate                                                                $        1,825   $        1,890

Asset management fee payable                                                            157,167          145,167
                                                                                   -------------    -------------

                                                                                 $      158,992   $      147,057
                                                                                   =============    =============

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2004, 2003 and 2002



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

NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2004
               ----

Income                                $          3,000    $          4,000   $              -    $          7,000

Operating expenses                             (24,000)            (31,000)           (18,000)           (138,000)

Equity in losses of limited
     partnerships                              (48,000)            (48,000)           (48,000)           (256,000)

Net loss                                       (69,000)            (75,000)           (66,000)           (387,000)

Net Loss available to limited
     partners                                  (68,000)            (75,000)           (65,000)           (383,000)

Net Loss per limited partner unit                   (7)                 (7)                (7)                (38)

               2003
               ----

Income                                $          1,000    $          7,000   $          1,000    $          2,000

Operating expenses                             (23,000)            (28,000)           (19,000)            (23,000)

Equity in losses of limited
     partnerships                              (70,000)            (74,000)           (72,000)            (23,000)

Net loss                                       (92,000)            (95,000)           (90,000)            (44,000)

Net Loss available to limited
     partners                                  (91,000)            (94,000)           (90,000)            (42,000)

Net Loss per limited partner unit                   (9)                 (9)                (9)                 (5)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NOT APPLICABLE

Item 9a. Controls and Procedures

As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a)  Identification of Directors,  (b) Identification of Executive Officers, (c)
     ---------------------------------------------------------------------------
     Identification of Certain Significant Employees,  (d) Family Relationships,
     ---------------------------------------------------------------------------
     and (e) Business Experience
     ---------------------------

The Partnership has no directors, executive officers or employees of its own. The following biographical information is presented for the directors, executive officers and significant employees of Associates, which has principal responsibility for the Partnership's affairs.

Associates is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.                Chairman of the Board
Wilfred N. Cooper, Jr.                President and Chief Executive Officer
David N. Shafer, Esq.                 Executive Vice President and Director of Asset Management
Sylvester P. Garban                   Senior Vice President - Institutional Investments
Thomas J. Riha, CPA                   Senior Vice President - Chief Financial Officer
David C. Turek                        Senior Vice President - Originations
Michael J. Gaber                      Senior Vice President - Acquisitions
Diemmy T. Tran                        Vice President - Portfolio Management

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., David N. Shafer, and Kay L. Cooper. The principal shareholder of Associates is a trust established by Wilfred N. Cooper, Sr. and Kay L. Cooper.

Wilfred N. Cooper, Sr., age 73, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives. Mr. Cooper is a Life Director of the National Association of Home Builders and a National Trustee for NAHB's Political Action Committee, and the Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Executive Committee, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 41, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President of, and a registered principal with, WNC Capital Corporation, and is a Director of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHC Monthly Report, a Steering Member of the
----------------------------     --------------------
Housing Credit Group of the National Association of Home Builders, an Alternate Director of NAHB, a member of the Advisory Board of the New York State Association for Affordable Housing and a member of the Urban Land Institute. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 51, is Executive Vice President, a Director, Director of Asset Management and a member of the Acquisition Committee of Associates, and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Sylvester  P.  Garban,   age  58,  is  Senior  Vice  President  -  Institutional
Investments of Associates. Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 48, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee of Associates and President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. He is a Director of the Task Force on Housing Credit Certification of the National Association of Home Builders. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

David C. Turek, age 49, is Senior Vice President - Originations of Associates. His experience with real estate investments and finance has continued since 1976, and he has been employed by Associates since 1996. Previously, from 1995 to 1996, Mr. Turek served as a consultant for a national tax credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of tax credit properties. From 1992 to 1995 he served as Executive Vice President for Levcor, Inc., a multi-family development company, and from 1990 to 1992 he served as Vice President for the Paragon Group where he was responsible for tax credit development activities. He is a Director of the National Housing and Rehabilitation Association, the Rural Rental Housing Association of Texas, and the Alabama Council of Affordable Rental Housing. Mr. Turek graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Michael J. Gaber, age 38, is Senior Vice President - Acquisitions and a member of the Acquisition Committee of Associates. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Diemmy T. Tran, age 38, is Vice President - Portfolio Management of Associates. She is responsible for overseeing portfolio management and investor reporting for all WNC funds, and for monitoring investment returns for all WNC institutional funds. Ms. Tran has been involved in real estate asset management and finance activities for 12 years. Prior to joining Associates in 1998, Ms. Tran served as senior asset manager for a national Tax Credit sponsor and as an asset specialist for the Resolution Trust Corporation where she was responsible for the disposition and management of commercial loan and REO portfolios. Ms. Tran is licensed as a California real estate broker. She graduated from California State University, Northridge in 1989 with a Bachelor of Science degree in finance and a minor in real estate.

Kay L. Cooper, age 67, is a Director of Associates. Mrs. Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

(f)  Involvement in Certain Legal Proceedings
     ----------------------------------------

     Inapplicable.

(g)  Promoters and Control Persons
     -----------------------------

     Inapplicable.

(h)  Audit  Committee  Financial  Expert,  and (i)  Identification  of the audit
     ---------------------------------------------------------------------------
     Committee
     ---------

     Neither the Partnership nor Associates has an audit committee.

(j)  Changes to Nominating Procedures
     --------------------------------

     Inapplicable

(k)  Code of Ethics
     --------------

     WNC & Associates has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of WNC & Associates. The Code of Ethics will be provided without charge to any person who requests it. Such requests should be directed to: Investor Relations at (714)662-5565 extension 118.

Item 11.  Executive Compensation:

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to TCP IV or Associates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee accrues in an amount greater of (i) $2,000 per multi-family housing complex, or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on the change in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the indebtedness related to the Housing Complexes. Fees of $42,000 were incurred during the years ended March 31, 2004, 2003 and 2002 The Partnership paid the General Partner or its affiliates $30,000, $30,000 and $24,000 of those fees during the years ended March 31, 2004, 2003 and 2002, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the return on investment to the Limited
     Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class, on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 16% through December 31, 2003, and
     (ii) 6% for the balance of the Partnership's term. No disposition fees have been incurred.

(c) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $ 27,500, $25,000 and $28,000 during the years ended March 31, 2004, 2003 and 2002, respectively.

(d) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $15,000 for the General Partner for all tax years presented. The General Partner is also entitled to receive a percentage of cash distributions. There were no distributions of cash to the General Partner during the years presented.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)  Securities Authorized for Issuance Under Equity Compensation Plans
     ------------------------------------------------------------------

     The Partnership has no compensation plans under which intereests in the Partnership are authorized for issuance.

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

(d)  Changes in Control
     ------------------

     The management and control of the General Partner and of Associates and their affiliates may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

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

Item 14.  Principal Accountant Fees and Services

The following is a summary of fees paid to the Fund's independent auditors for the years ended March 31:
                                             2004                2003
                                        ---------------     ---------------

Audit Fees                            $         19,351              18,570
Audit-related Fees                                   -                   -
Tax Fees                                         1,625               1,500
All Other Fees                                       -                   -
                                        ---------------     ---------------
TOTAL                                 $         20,976              20,070
                                        ===============     ===============


The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Fund's independent auditors are preapproved by the General Partner.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

(a)(1)    Financial statements included in Part II hereof:
          ------------------------------------------------
          Report of  Independent  Registered  Public  Accounting  Firm - Reznick
            Fedder & Silverman
          Report of Independent Registered Public Accounting Firm - BDO Seidman,
            LLP
          Balance Sheets, March 31, 2004 and 2003
          Statements of Operations for the years ended March 31, 2004,  2003 and
            2002
          Statements of Partners' Equity (Deficit) for the years ended March 31,
            2004, 2003 and 2002
          Statements of Cash Flows for the years ended March 31, 2004,  2003 and
            2002
          Notes to Financial Statements

(a)(2)    Financial statement schedule included in Part IV hereof:
          --------------------------------------------------------

          Report of Independent  Registered  Public Accounting Firm on Financial
            Statement Schedules - Reznick Fedder & Silverman
          Report of Independent  Registered  Public Accounting Firm on Financial
            Statement Schedules - BDO Seidman, LLP
          Schedule III - Real Estate Owned by Local Limited Partnerships

(b)       Reports on Form 8-K.
          --------------------

          NONE

(c)       Exhibits.
          ---------

3.1       Articles  of  incorporation   and  by-laws:   The  registrant  is  not
          incorporated. The Partnership Agreement filed as Exhibit 28.1 to Form 10-K for fiscal year ended December 31, 1995.

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2 Section 1350 Certification of the Chief Financial Officer. (filed herewith)

99.1 Second Amended and Restated Agreement of Limited Partnership of Beckwood Manor Seven Limited Partnership filed as exhibit 10.1 to Form 8-K dated December 8, 1993 is hereby incorporated herein by reference as exhibit 99.1.

99.2 Amended and Restated Agreement of Limited Partnership of Alpine Manor filed as exhibit 10.3 to Post-Effective Amendment No 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 99.2.

99.3 Second Amended and Restated Agreement of Limited Partnership of Briscoe Manor, Limited Partnership filed as exhibit 10.4 to Post-Effective Amendment No 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 99.3.

99.4 Amended and Restated Agreement and Certificate of Limited Partnership of Evergreen Four, Limited Partnership filed as exhibit 10.5 to Post-Effective Amendment No 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 99.4.

99.5 Amended and Restated Agreement and Certificate of Limited Partnership of Fawn Haven, Limited Partnership filed as exhibit 10.6 to Post-Effective Amendment No 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 99.5.

99.6 Amended and Restated Agreement of Limited Partnership of Fort Stockton, L. P. filed as exhibit 10.7 to Post-Effective Amendment No 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 99.6.

99.7 Amended and Restated Agreement and Certificate of Limited Partnership of Madison Manor Senior Citizens Complex, Ltd. filed as exhibit 10.8 to Post-Effective Amendment No 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 99.7.

99.8 Amended and Restated Agreement and Certificate of Limited Partnership of Mt. Graham Housing, Ltd. filed as exhibit 10.9 to Post-Effective Amendment No 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 99.8.

99.9 Amended and Restated Agreement and Certificate of Limited Partnership of Northside Plaza Apartments, Ltd. filed as exhibit 10.10 to Post-Effective Amendment No 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 99.9.

99.10 Amended and Restated Agreement of Limited Partnership of Pampa Manor, L.P. filed as exhibit 10.11 to Post-Effective Amendment No 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 99.10.

99.11 Amended and Restated Agreement of Limited Partnership of Vernon Manor, L.P. filed as exhibit 10.12 to Post-Effective Amendment No 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 99.11.

99.12 Amended and Restated Agreement of Limited Partnership of Waterford Place, A Limited Partnership filed as exhibit 10.13 to Post-Effective Amendment No 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 99.12.

99.13 Amended and Restated Agreement of Limited Partnership of Yantis Housing, Ltd filed as exhibit 10.13 to Post-Effective Amendment No 1 dated February 16, 1994 is hereby incorporated herein by reference as exhibit 99.13.

99.14 Third Amended and Restated Agreement of Limited Partnership and Certificate of Limited Partnership of Indian Creek Limited Partnership filed as exhibit 10.16 to Post-Effective Amendment No 2 dated March 11, 1994 is hereby incorporated herein by reference as exhibit 99.14.

99.15     Agreement of Limited  Partnership of Laurel Creek  Apartments filed as exhibit 10.1 to Form 8-K dated May 25, 1994 is hereby incorporated herein by reference as exhibit 99.15.

99.16 Second Amended and Restated Agreement of Limited Partnership of Sandpiper Square, A Limited Partnership filed as exhibit 10.2 to Form 8-K dated May 25, 1994 is hereby incorporated herein by reference as exhibit 99.16.

99.17 Amended and Restated Agreement of Limited Partnership of Regency Court Partners filed as exhibit 10.1 to Form 8-K dated June 30, 1994 is hereby incorporated herein by reference as exhibit 99.17.

99.18 Disposition and Development Agreement By and Between The Community Development Commission of the County of Los Angeles and Regency Court Partners (including forum of Ground Lease) filed as exhibit 10.2 to Form 8-K dated June 30, 1994 is hereby incorporated herein by reference as exhibit 99.18.

99.19 Amended and Restated Agreement of Limited Partnership of Bay City Village Apartments, Limited Partnership filed as exhibit 10.19 to Post-Effective Amendment No 4 dated July 14, 1994 is hereby incorporated herein by reference as exhibit 99.19.

99.20 Second Amended and Restated Agreement of Limited Partnership of Hidden Valley Limited Partnership filed as exhibit 10.20 to Post-Effective Amendment No 4 dated July 14, 1994 is hereby incorporated herein by reference as exhibit 99.20.

99.21 Amended and Restated Agreement of Limited Partnership of HOI Limited Partnership of Lenoir and Amendments thereto filed as exhibit 10.21 to Post-Effective Amendment No 4 dated July 14, 1994 is hereby incorporated herein by reference as exhibit 99.21.

99.22 Financial Statements of Regency Court, as of and for the years ended December 31, 2002 and 2001 together with Independent Auditors' Report thereon; filed as exhibit 99.6 on Form 10-K dated March 31, 2003; a significant subsidiary of the Partnership.

99.23 Financial Statements of Laurel Creek Apartments, as of and for the years ended December 31, 2003 and 2002 together with Independent Auditors' Report thereon; a significant subsidiary of the Partnership. (filed herewith)

99.24 Financial Statements of Regency Court, as of and for the years ended December 31, 2003 and 2002 together with Independent Auditors' Report thereon; a significant subsidiary of the Partnership. (filed herewith)

(d)       Financial  statement  schedules  follow,  as set  forth in  subsection
          ---------------------------------------
          (a)(2) hereof.

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL
                               STATEMENT SCHEDULES


To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 1


The audits referred to in our report dated June 11, 2004 relating to the 2004 financial statements of WNC Housing Tax Credit Fund IV, L.P., Series 1 (a California Limited Partnership) (the "Partnership"), which are contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedule "Real Estate Owned by Local Limited Partnerships March 31, 2004." This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion, based upon our audit and the reports of the other auditors, such financial statement schedule referred to above presents fairly, in all material respects, the information set forth therein.



/s/ Reznick Fedder & Silverman

Bethesda, Maryland
June 11, 2004

 Report of Independent Registered Public Accounting Firm on Financial Statement
                                   Schedules




To the Partners
WNC Housing Tax Credit Fund IV, L.P. Series 1


The audits referred to in our report dated May 12, 2003, relating to the 2003 and 2002 financial statements of WNC Housing Tax Credit Fund IV, L.P. Series 1 (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules presents fairly, in all material respects, the financial information set forth therein.


                                            /s/ BDO SEIDMAN, LLP
Costa Mesa, California
May 12, 2003

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                                -------------------------------  ---------------------------------------------------
                                                   As of March 31, 2004                          As of December 31, 2003
                                                ------------------------------------------------------------------------------------
                                                                                   Mortgage
                                             Total Investment      Amount of      Balances of
                                             in Local Limited    Investment Paid Local Limited   Property and  Accumulated  Net Book
      Partnership Name            Location       Partnerships        to Date      Partnerships    Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Alpine Manor,                     Alpine,
L.P.                              Texas          $  195,000      $  195,000   $   900,000     $1,171,000    $  278,000   $   893,000

Baycity                           Baytown,
Village                           Texas
Apartments,
Limited
Partnership                                         301,000         301,000     1,428,000      1,838,000       677,000     1,161,000

Beckwood                          Marianna,
Manor Seven                       Arkansas
Limited
Partnership                                         307,000         307,000     1,372,000      1,805,000       651,000     1,154,000

Briscoe Manor                     Galena,
Limited                           Maryland
Partnership                                         308,000         308,000     1,470,000      1,845,000       633,000     1,212,000

Evergreen                         Maynard,
Four Limited                      Arkansas
Partnership                                         195,000         195,000       859,000      1,129,000       403,000       726,000

Fawn Haven                        Manchester,
Limited                           Ohio
Partnership                                         167,000         167,000       843,000      1,073,000       407,000       666,000

Fort Stockton                     Ft.Stockton,
Manor, L.P.                       Texas             224,000         224,000     1,037,000      1,248,000       277,000       971,000

Hidden                            Gallup,
Valley                            New
Limited                           Mexico
Partnership                                         412,000         412,000     1,466,000      2,005,000       482,000     1,523,000

HOI Limited                       Lenoir,
Partnership                       North
Of Lenoir                         Carolina          198,000         198,000       512,000      1,174,000       346,000       828,000

Indian Creek                      Bucyrus,
Limited                           Ohio
Partnership                                         306,000         306,000     1,449,000      1,778,000       603,000     1,175,000

Laurel                            San Luis
Creek                             Obispo,
Apartments                        California      1,030,000       1,030,000       576,000      2,165,000       670,000     1,495,000


WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                                -------------------------------  ---------------------------------------------------
                                                   As of March 31, 2004                          As of December 31, 2003
                                                ------------------------------------------------------------------------------------
                                                                                   Mortgage
                                             Total Investment      Amount of      Balances of
                                             in Local Limited    Investment Paid Local Limited   Property and  Accumulated  Net Book
      Partnership Name            Location       Partnerships        to Date      Partnerships    Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Madisonville                      Madisonville,
Manor Senior                      Texas
Citizens
Complex, Ltd.                                       174,000         174,000       892,000      1,154,000       188,000       966,000

Mt. Graham                        Safford,
Housing, Ltd.                     Arizona           410,000         410,000     1,387,000      1,908,000       664,000     1,244,000

Northside Plaza                   Angleton,
Apartments, Ltd.                  Texas             282,000         282,000     1,341,000      1,753,000       315,000     1,438,000

Pampa Manor,                      Pampa,
L.P.                              Texas             180,000         180,000       834,000      1,033,000       237,000       796,000

Regency Court                     Monrovia,
Partners                          California      1,692,000       1,690,000     4,045,000      7,707,000     1,593,000     6,114,000

Sandpiper                         Aulander,
Square, a                         North
Limited                           Carolina
Partnership                                         219,000         219,000       934,000      1,200,000       290,000       910,000

Seneca Falls                      Seneca
East Apartments                   Falls, New
Company II, L.P.                  York              270,000         270,000       882,000      1,235,000       241,000       994,000

Vernon Manor,                     Vernon,
L.P.                              Texas             177,000         177,000       743,000        906,000       206,000       700,000

Waterford                         Calhoun
Place, a Limited                  Falls, South
Partnership                       Carolina          272,000         272,000     1,163,000      1,503,000       574,000       929,000

Yantis Housing,                   Yantis,
Ltd.                              Texas             145,000         145,000       619,000        843,000       206,000       637,000
                                               -------------     ----------   ------------    -----------   -----------  -----------

                                               $  7,464,000      $7,462,000    $24,752,000    $36,473,000   $9,941,000   $26,532,000
                                               =============     ==========    ============   ===========   ===========  ===========

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                              --------------------------------------------------------------------------------------
                                                      For the year ended December 31, 2003
                              --------------------------------------------------------------------------------------
                                                    Net Income     Year Investment                Estimated Useful
      Partnership Name          Rental Income         (Loss)          Acquired         Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------
Alpine Manor, L.P.                      $122,000        $(15,000)       1994           Completed         40

Baycity Village Apartments,
Limited Partnership                      321,000         (31,000)       1994           Completed         30

Beckwood Manor Seven Limited
Partnership                              153,000         (64,000)       1993           Completed        27.5

Briscoe Manor Limited
Partnership                              187,000         (48,000)       1994           Completed        27.5

Evergreen Four Limited
Partnership                               86,000         (44,000)       1994           Completed        27.5

Fawn Haven Limited
Partnership                               87,000         (20,000)       1994           Completed        27.5

Fort Stockton Manor, L.P.                136,000         (15,000)       1994           Completed         40

Hidden Valley Limited
Partnership                              188,000         (23,000)       1994           Completed         40

HOI Limited Partnership Of
Lenoir                                   150,000         (35,000)       1993           Completed         40

Indian Creek Limited
Partnership                              148,000         (39,000)       1994           Completed        27.5

Laurel Creek Apartments                  206,000          19,000        1994           Completed        27.5

Madisonville Manor Senior
Citizens Complex, Ltd.                   122,000          (5,000)       1994           Completed         50

Mt. Graham Housing, Ltd.                 158,000         (60,000)       1994           Completed        27.5

Northside Plaza Apartments,
Ltd.                                     172,000         (15,000)       1994           Completed         50

Pampa Manor, L.P.                         93,000         (21,000)       1994           Completed         40

Regency Court Partners                   726,000        (227,000)       1994           Completed         40

Sandpiper Square, a Limited
Partnership                              105,000         (15,000)       1994           Completed         35

Seneca Falls East Apartments
Company II, L.P.                         152,000         (32,000)       1998           Completed         40


WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                              --------------------------------------------------------------------------------------
                                                      For the year ended December 31, 2003
                              --------------------------------------------------------------------------------------
                                                    Net Income     Year Investment                Estimated Useful
      Partnership Name          Rental Income         (Loss)          Acquired         Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------
Vernon Manor, L.P.                       107,000          (2,000)       1994           Completed         40

Waterford Place, a Limited
Partnership                              132,000         (39,000)       1994           Completed         40

Yantis Housing, Ltd.                      82,000         (17,000)       1994           Completed         40
                                      ----------       ----------

                                      $3,633,000       $(748,000)
                                      ==========       ==========




WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                              -------------------------------  -----------------------------------------------------
                                                   As of March 31, 2003                          As of December 31, 2002
                                              --------------------------------------------------------------------------------------
                                                                                   Mortgage
                                             Total Investment      Amount of      Balances of
                                             in Local Limited    Investment Paid Local Limited   Property and  Accumulated  Net Book
      Partnership Name            Location       Partnerships        to Date      Partnerships    Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Alpine Manor,                     Alpine,
L.P.                              Texas          $  195,000      $  195,000   $   904,000     $1,169,000    $  249,000   $   920,000

Baycity                           Baytown,
Village                           Texas
Apartments,
Limited
Partnership                                         301,000         301,000     1,442,000      1,837,000       613,000     1,224,000

Beckwood                          Marianna,
Manor Seven                       Arkansas
Limited
Partnership                                         307,000         307,000     1,377,000      1,805,000       589,000     1,216,000

Briscoe Manor                     Galena,
Limited                           Maryland
Partnership                                         308,000         308,000     1,476,000      1,845,000       570,000     1,275,000

Evergreen                         Maynard,
Four Limited                      Arkansas
Partnership                                         195,000         195,000       862,000      1,129,000       364,000       765,000

Fawn Haven                        Manchester,
Limited                           Ohio
Partnership                                         167,000         167,000       847,000      1,072,000       370,000       702,000

Fort Stockton                     Ft.Stockton,
Manor, L.P.                       Texas             224,000         224,000     1,042,000      1,249,000       246,000     1,003,000

Hidden                            Gallup,
Valley                            New
Limited                           Mexico
Partnership                                         412,000         412,000     1,472,000      1,988,000       430,000     1,558,000

HOI Limited                       Lenoir,
Partnership                       North
Of Lenoir                         Carolina          198,000         198,000       526,000      1,178,000       316,000       862,000

Indian Creek                      Bucyrus,
Limited                           Ohio
Partnership                                         306,000         306,000     1,456,000      1,776,000       543,000     1,233,000

Laurel                            San Luis
Creek                             Obispo,
Apartments                        California      1,030,000       1,030,000       609,000      2,165,000       602,000     1,563,000


WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                                -------------------------------  ---------------------------------------------------
                                                   As of March 31, 2003                          As of December 31, 2002
                                                ------------------------------------------------------------------------------------
                                                                                   Mortgage
                                             Total Investment      Amount of      Balances of
                                             in Local Limited    Investment Paid Local Limited   Property and  Accumulated  Net Book
      Partnership Name            Location       Partnerships        to Date      Partnerships    Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Madisonville                      Madisonville,
Manor Senior                      Texas
Citizens
Complex, Ltd.                                       174,000         174,000       895,000      1,151,000       164,000       987,000

Mt. Graham                        Safford,
Housing, Ltd.                     Arizona           410,000         410,000     1,394,000      1,886,000       594,000     1,292,000

Northside                         Angleton,
Plaza                             Texas
Apartments,
Ltd.                                                282,000         282,000     1,348,000      1,745,000       280,000     1,465,000

Pampa Manor,                      Pampa,
L.P.                              Texas             180,000         180,000       838,000      1,032,000       212,000       820,000

Regency                           Monrovia,
Court                             California
Partners                                          1,692,000       1,690,000     5,017,000      7,707,000     1,396,000     6,311,000

Sandpiper                         Aulander,
Square, a                         North
Limited                           Carolina
Partnership                                         219,000         219,000       938,000      1,193,000       261,000       932,000

Seneca Falls                      Seneca
East Apartments                   Falls, New
Company II, L.P.                  York              270,000         270,000       885,000      1,229,000       195,000     1,034,000

Vernon Manor,                     Vernon,
L.P.                              Texas             177,000         177,000       745,000        905,000       184,000       721,000

Waterford                         Calhoun
Place, a Limited                  Falls, South
Partnership                       Carolina          272,000         272,000     1,169,000      1,503,000       513,000       990,000

Yantis Housing,                   Yantis,
Ltd.                              Texas             145,000         145,000       622,000        842,000       185,000       657,000
                                               -------------     ----------   ------------    -----------  ---- -------  -----------

                                               $  7,464,000      $7,462,000    $25,864,000    $36,406,000   $8,876,000   $27,530,000
                                               =============     ==========    ============   ===========   ===========  ===========

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


WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                              --------------------------------------------------------------------------------------
                                                      For the year ended December 31, 2002
                              --------------------------------------------------------------------------------------
                                                                   Year Investment                Estimated Useful
      Partnership Name          Rental Income        Net Loss         Acquired         Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------

Vernon Manor, L.P.                        96,000          (8,000)       1994           Completed         40

Waterford Place, a Limited
Partnership                              126,000         (46,000)       1994           Completed         40


Yantis Housing, Ltd.                      77,000         (24,000)       1994           Completed         40
                                     -----------      -----------

                                     $ 3,487,000      $ (606,000)
                                     ===========      ===========

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                              -------------------------------  -----------------------------------------------------
                                                   As of March 31, 2002                          As of December 31, 2001
                                              --------------------------------------------------------------------------------------
                                                                                   Mortgage
                                             Total Investment      Amount of      Balances of
                                             in Local Limited    Investment Paid Local Limited   Property and  Accumulated  Net Book
      Partnership Name            Location       Partnerships        to Date      Partnerships    Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Alpine Manor,                     Alpine,
L.P.                              Texas          $  195,000      $  195,000   $   909,000     $1,170,000    $  221,000   $   949,000

Baycity                           Baytown,
Village                           Texas
Apartments,
Limited
Partnership                                         301,000         301,000     1,455,000      1,829,000       550,000     1,279,000

Beckwood                          Marianna,
Manor Seven                       Arkansas
Limited
Partnership                                         307,000         307,000     1,383,000      1,789,000       527,000     1,262,000

Briscoe Manor                     Galena,
Limited                           Maryland
Partnership                                         308,000         308,000     1,481,000      1,845,000       505,000     1,340,000

Evergreen                         Maynard,
Four Limited                      Arkansas
Partnership                                         195,000         195,000       865,000      1,129,000       325,000       804,000

Fawn Haven                        Manchester,
Limited                           Ohio
Partnership                                         167,000         167,000       851,000      1,072,000       333,000       739,000

Fort Stockton                     Ft.Stockton,
Manor, L.P.                       Texas             224,000         224,000     1,046,000      1,248,000       216,000     1,032,000

Hidden                            Gallup,
Valley                            New
Limited                           Mexico
Partnership                                         412,000         412,000     1,477,000      1,981,000       378,000     1,603,000

HOI Limited                       Lenoir,
Partnership                       North
Of Lenoir                         Carolina          198,000         198,000       539,000      1,173,000       283,000       890,000

Indian Creek                      Bucyrus,
Limited                           Ohio
Partnership                                         306,000         306,000     1,462,000      1,777,000       483,000     1,294,000

Laurel                            San Luis
Creek                             Obispo,
Apartments                        California      1,030,000       1,030,000       611,000      2,165,000       534,000     1,631,000


WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                                -------------------------------  ---------------------------------------------------
                                                   As of March 31, 2002                          As of December 31, 2001
                                                ------------------------------------------------------------------------------------
                                                                                   Mortgage
                                             Total Investment      Amount of      Balances of
                                             in Local Limited    Investment Paid Local Limited   Property and  Accumulated  Net Book
      Partnership Name            Location       Partnerships        to Date      Partnerships    Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Madisonville                      Madisonville,
Manor Senior                      Texas
Citizens
Complex, Ltd.                                       174,000         174,000       898,000      1,150,000       140,000     1,010,000

Mt. Graham                        Safford,
Housing, Ltd.                     Arizona           410,000         410,000     1,400,000      1,883,000       525,000     1,358,000

Northside                         Angleton,
Plaza                             Texas
Apartments,
Ltd.                                                282,000         282,000     1,354,000      1,741,000       244,000     1,497,000

Pampa Manor,                      Pampa,
L.P.                              Texas             180,000         180,000       841,000      1,032,000       186,000       846,000

Regency                           Monrovia,
Court                             California
Partners                                          1,692,000       1,690,000     5,088,000      7,708,000     1,200,000     6,508,000

Sandpiper                         Aulander,
Square, a                         North
Limited                           Carolina
Partnership                                         219,000         219,000       942,000      1,193,000       231,000       962,000

Seneca Falls                      Seneca
East Apartments                   Falls, New
Company II, L.P.                  York              270,000         270,000       888,000      1,227,000       151,000     1,076,000

Vernon Manor,                     Vernon,
L.P.                              Texas             177,000         177,000       748,000        905,000       162,000       743,000

Waterford                         Calhoun
Place, a Limited                  Falls, South
Partnership                       Carolina          272,000         272,000     1,174,000      1,501,000       452,000     1,049,000

Yantis Housing,                   Yantis,
Ltd.                              Texas             145,000         145,000       625,000        839,000       163,000       676,000
                                               -------------     ----------   ------------    -----------  ---- -------  -----------

                                               $  7,464,000      $7,462,000    $26,037,000    $36,357,000   $7,809,000   $28,548,000
                                               =============     ==========    ============   ===========   ===========  ===========

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

Date:  July 14, 2004

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

Date:  July 14, 2004


         By: /s/ Thomas J. Riha
         ----------------------
         Thomas J. Riha,
         Senior Vice-President - Chief Financial Officer of
         WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  July 14, 2004


By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:  July 14, 2004

By:      /s/ David N. Shafer
         -------------------
         David N Shafer,
         Director of WNC & Associates, Inc.

Date:  July 14, 2004