Form 10-Q
period 2004-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2004-08-17
CIK 913496

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| CONTINUED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)
                               INDEX TO FORM 10-Q
                      For the Quarter Ended June 30, 2004

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Balance Sheets
                    June 30, 2004 and March 31, 2004...........................3

                  Statements of Operations
                    For the Three Months Ended June 30, 2004 and 2003..........4

                  Statement of Partners' Equity (Deficit)
                    For the Three Months Ended June 30, 2004...................5

                  Statements of Cash Flows
                    For the Three Months Ended June 30, 2004 and 2003..........6

                  Notes to Financial Statements................................7

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................14

         Item 3. Quantitative and Qualitative Disclosures
                 about Market Risk............................................15

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

         Item 1. Legal Proceedings............................................15

         Item 6. Exhibits and Reports on Form 8-K.............................15

         Signatures...........................................................16

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                                 BALANCE SHEETS





                                                                       June 30, 2004            March 31, 2004
                                                                   ----------------------      ------------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                        $              214,426      $          222,356
Investments in limited partnerships, net (Note 2)                             1,371,925               1,395,876
                                                                   ----------------------      ------------------

       Total assets                                              $            1,586,351      $        1,618,232
                                                                   ======================      ==================



Liabilities:
  Payable to limited partnership (Note 4)                        $                2,303      $            2,303
  Accrued fees and expenses due to
     General Partner and affiliates (Note 3)                                    160,167                 158,992
                                                                   ----------------------      ------------------

       Total liabilities                                                        162,470                 161,295
                                                                   ----------------------      ------------------

Commitments and contingencies

Partners' equity (deficit):
     General Partner                                                            (85,663)                (85,332)
     Limited Partners (10,000 units authorized,
       10,000 units issued and outstanding)                                   1,509,544               1,542,269
                                                                   ----------------------      ------------------

     Total partners' equity                                                   1,423,881               1,456,937
                                                                   ----------------------      ------------------

                                                                 $            1,586,351      $        1,618,232
                                                                   ======================      ==================


                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2004 and 2002
                                   (unaudited)

                                                  2004                                        2003
                                      ------------------------------           ------------------------------------
                                              Three Months                                Three Months
                                      ------------------------------           ------------------------------------

Interest income                     $                          202         $                                 626
Distribution income                                          1,500                                         2,550
                                      ------------------------------           ------------------------------------

     Total operating income                                  1,702                                         3,176
                                      ------------------------------           ------------------------------------

Operating expenses:
   Amortization (Note 2)                                     2,481                                         5,953
   Asset management fees
   (Note 3)                                                 10,500                                        10,500
   Legal & accounting                                          525                                         3,570
   Other                                                     2,791                                         3,627
                                      ------------------------------           ------------------------------------

      Total operating expenses                              16,297                                        23,650
                                      ------------------------------           ------------------------------------

Loss from operations                                       (14,595)                                      (20,474)

Equity in losses of limited
   partnerships (Note 2)                                   (18,461)                                      (47,975)
                                      ------------------------------           ------------------------------------

Net loss                            $                      (33,056)        $                             (68,449)
                                      ==============================           ====================================

Net loss allocated to:
   General partner                  $                         (331)        $                                (684)
                                      ==============================           ====================================

   Limited partners                 $                      (32,725)        $                             (67,765)
                                      ==============================           ====================================

Net loss per limited partner unit   $                           (3)        $                                  (7)
                                      ==============================           ====================================

Outstanding weighted limited
   partner units                                            10,000                                        10,000
                                      ==============================           ====================================


                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2004
                                   (unaudited)

                                                           General              Limited
                                                           Partner              Partners                Total
                                                        ---------------    -------------------      ---------------

Partners' equity (deficit) at March 31, 2004          $        (85,332)    $       1,542,269      $     1,456,937

   Net loss                                                       (331)              (32,725)             (33,056)
                                                        ---------------    -------------------      ---------------

Partners' equity (deficit) at June 30, 2004           $        (85,663)    $       1,509,544      $     1,423,881
                                                        ===============    ===================      ===============


                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2004 and 2002
                                   (unaudited)


                                                                               2004                     2003
                                                                         ------------------       -----------------
Cash flows from operating activities:
  Net loss                                                             $          (33,056)      $         (68,449)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Amortization                                                                  2,481                   5,953
      Equity in losses of limited partnerships                                     18,461                  47,975
      Change in accrued fees and expenses due to
        General Partner and affiliates                                              1,175                  10,197
                                                                         ------------------       -----------------

Net cash used in operating activities                                             (10,939)                 (4,324)
                                                                         ------------------       -----------------

Cash flows from investing activities:
      Distributions from limited partnerships                                       3,009                  11,336
                                                                         ------------------       -----------------

Net increase (decrease) in cash and cash equivalents                               (7,930)                  7,012

Cash and cash equivalents, beginning of period                                    222,356                 238,047
                                                                         ------------------       -----------------

Cash and cash equivalents, end of period                               $          214,426       $         245,059
                                                                         ==================       =================

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
   Taxes paid                                                          $                -       $               -
                                                                         ==================       =================


                See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                       For the Quarter Ended June 30, 2004
                                   (unaudited)




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2004.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2004
                                   (unaudited)



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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2004
                                   (unaudited)




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Anticipated future and existing cash resources of the Partnership are not sufficient to meet existing contractual cash obligations. Substantially all of the future contractual cash obligations of the Partnership are payable to the General Partner. Though a substantial portion of the amounts contractually obligated to the General Partner are contractually currently payable, the Partnership anticipates that the General Partner will not acquire the payment of these contractual obligations until capital reserves are in excess of the future foreseeable working capital requirements of the Partnership. However, the Partnership is contractually required to pay these obligations to the General Partner and/or its affiliates on a current basis. The Partnership would be adversely affected should the General Partner and /or its affiliates demand current payment of these contractual obligations and/or suspend services for this or any other reason.

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

Equity in losses of limited partnerships for the periods ended June 30, 2004 and 2003 have been recorded by the Partnership based on three months of reported results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspend.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2004
                                   (unaudited)





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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Partnership had no cash equivalents as of June 30, 2004 and March 31, 2004.

Concentration of Credit Risk
----------------------------

At June 30, 2004, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2004
                                   (unaudited)




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary." Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other Limited Partners. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and preliminarily concluded that the adoption of the Interpretation will not have a material impact on the financial statements of the Partnerships.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2004
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Following is a summary of the equity method activity of the investments in Local
Limited Partnerships for the periods presented below:

                                                               For the Three months              For the Year Ended
                                                                       Ended
                                                                   June 30, 2004                   March 31, 2004
                                                               ----------------------            -------------------
Investments per balance sheet,                                            1,395,876                      1,965,138
   beginning of period                                      $                                  $
Distributions received from limited partnerships                             (3,009)                       (27,494)
Equity in losses of limited partnerships                                    (18,461)                      (399,732)
Impairment loss                                                                   -                       (124,048)
Amortization of capitalized acquisition fees and costs                       (2,481)                       (17,988)
                                                               ----------------------            -------------------
Investments per balance sheet,
   end of period                                            $             1,371,925            $         1,395,876
                                                               ======================            ===================

Selected financial information for the three months ended June 30, 2004 and 2003 from the unaudited combined condensed financial statements of the limited partnership in which the Partnership has invested is as follows:

                                                                         2004                           2003
                                                                  -------------------            -------------------
          Revenues                                              $            936,000           $            895,000
                                                                  -------------------            -------------------

          Expenses:
             Interest expense                                                208,000                        215,000
             Depreciation and amortization                                   270,000                        269,000
             Operating expenses                                              645,000                        563,000
                                                                  -------------------            -------------------

             Total expenses                                                1,123,000                      1,047,000
                                                                  -------------------            -------------------

          Net loss                                              $           (187,000)          $           (152,000)
                                                                  ===================            ===================

          Net loss allocable to the Partnership                 $           (184,000)          $           (149,000)
                                                                  ===================            ===================

          Net loss recorded by the Partnership                  $            (18,000)          $            (48,000)
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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2004
                                   (unaudited)




NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. The base fee amount will be adjusted annually based on changes to the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Asset management fees of $10,500 were incurred for each of the three months ended June 30, 2004 and 2003. The Partnership paid $7,500 of those asset management fees for each of the three months ended June 30, 2004 and 2003 respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through June 30, 2004 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements are approximately $5,140 and $0 during the three months ended June 30, 2004 and 2003, respectively.

The accrued fees and advances due to General Partner and affiliates consisted of the following:

                                                                      June 30, 2004               March 31, 2004
                                                                  ----------------------        --------------------

       Reimbursement for expenses paid by the General
            Partner or an affiliate                            $                      -      $                1,825
       Asset management fee payable                                             160,167                     157,167
                                                                  ----------------------        --------------------

                                                               $                160,167      $              158,992
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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2004 and 2003, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2004 consisted primarily of $214,000 in cash and aggregate investments in the twenty-one Local Limited Partnerships of $1,372,000. Liabilities at June 30, 2004 consisted primarily of $160,000 in accrued asset management fees and expenses payable to the General Partner.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months June 30, 2003. The Partnership's net loss for the three months ended June 30, 2004 was $(33,000), reflecting a decrease of $35,000 from the net loss experienced for the three months ended June 30, 2003 of $(68,000). The decrease in net loss is primarily due to equity in losses of Local Limited Partnerships which decreased by $30,000 to $(18,000) for the six months ended June 30, 2004 from $(48,000) for the three months ended June 30, 2003. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at June 30, 2004. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses of Local Limited
Partnerships, loss from operations decreased by approximately $6,000 to $(14,000) for the three months ended June 30, 2004 from $(20,000) for the three months ended June 30, 2003, which was contributed by a $3,000 decrease in legal and accounting along with a $3,000 decrease in amortization for the three months ended June 30, 2004.

Cash Flows

Three months Ended June 30, 2004 Compared to Three months Ended June 30, 2003. Net cash used during the three months ended June 30, 2004 was $(8,000) compared to net cash provided by the three months ended June 30, 2003 of $7,000. The $(15,000) increase in cash used was primarily due to a decrease in cash provided by investing activities of approximately $(8,000) in distributions, and an increase in cash used in operating activities of $(7,000) for the three months ended June 30, 2004.

During the three months ended June 30, 2004, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by approximately $1,000.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2004, to be sufficient to meet all currently foreseeable future cash requirements.

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II.  Other Information

Item 1.   Legal Proceedings

          NONE

Item 6.   Exhibits and Reports on Form 8-K

(a)       Reports on Form 8-K.
          --------------------

          NONE

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

By:  WNC Tax Credit Partners IV, L.P.       General Partner of the Registrant


By: WNC & ASSOCIATES, INC. General Partner of WNC Tax Credit Partners IV, L.P.





By:  /s/ Wilfred N. Cooper Jr.
     -------------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:  August 17, 2004





By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha, Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 17, 2004