Form 10-Q
period 2003-09-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2004-11-12
CIK 913496

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

|_|TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

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

Yes           No      X
    ---------    ----------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act)
Yes           No      X
---------     ----------

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

            Balance Sheets
            September 30, 2003 and March 31, 2003..............................3

            Statements of Operations
              For the Three and Six Months Ended September 30, 2003 and 2002...4

            Statement of Partners' Equity (Deficit)
              For the Six Months Ended September 30, 2003......................5

            Statements of Cash Flows
              For the Six Months Ended September 30, 2003 and 2002.............6

            Notes to Financial Statements......................................7

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................15

   Item 3. Quantitative and Qualitative Disclosures about Market Risk.........16

   Item 4. Procedures and Controls............................................16

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings.............................................. ...17

   Item 6. Exhibits and Reports on Form 8-K...................................17

      Signatures..............................................................18

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                                    September 30, 2003           March 31, 2003
                                                                   ----------------------      -------------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                        $              228,483      $           238,047
Investments in limited partnerships, net (Note 2)                             1,841,893                1,965,138
                                                                   ----------------------      -------------------

       Total assets                                              $            2,070,376      $         2,203,185
                                                                   ======================      ===================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:

   Payable to limited partnership                                $                2,303      $             2,303
   Accrued fees and expenses due to
     General Partner and affiliates (Note 3)                                    158,177                  147,057
                                                                   ----------------------      -------------------

       Total liabilities                                                        160,480                  149,360
                                                                   ----------------------      -------------------

Commitments and contingencies

Partners' equity (deficit):
     General Partner                                                            (80,802)                 (79,363)
     Limited Partners (10,000 units authorized,
       10,000 units issued and outstanding)                                   1,990,698                2,133,188
                                                                   ----------------------      -------------------

     Total partners' equity                                                   1,909,896                2,053,825
                                                                   ----------------------      -------------------

                                                                 $            2,070,376      $         2,203,185
                                                                   ======================      ===================


                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2003 and 2002
                                   (unaudited)

                                                            2003                                       2002
                                         -----------------------------------------   ------------------------------------------
                                            Three Months            Six Months         Three Months              Six Months
                                         -------------------      ----------------   -----------------        -----------------

Interest income                        $               525      $          1,151   $           1,015        $           2,124
Distribution income                                  3,348                 5,898               6,475                    6,475
                                         -------------------      ----------------   -----------------        -----------------

                                                     3,873                 7,049               7,490                    8,599
                                         -------------------      ----------------   -----------------        -----------------

Operating expenses:
   Amortization (Note 2)                             5,953                11,906               5,953                   11,906
   Asset management fees (Note 3)                   10,500                21,000              10,500                   21,000
   Legal & accounting                               14,426                17,996              11,820                   15,499
   Other                                               499                 4,126                 426                    3,350
                                         -------------------      ----------------   -----------------        -----------------

      Total operating expenses                      31,378                55,028              28,699                   51,755
                                         -------------------      ----------------   -----------------        -----------------

Loss from operations                               (27,505)              (47,979)            (21,209)                 (43,156)

Equity in losses of limited
   partnerships (Note 2)                           (47,975)              (95,950)            (74,044)                (143,990)
                                         -------------------      ----------------   -----------------        -----------------

Net loss                               $           (75,480)     $       (143,929)  $         (95,253)       $        (187,146)
                                         ===================      ================   =================        =================

Net loss allocated to:
   General partner                     $              (755)     $         (1,439)  $            (952)       $          (1,871)
                                         ===================      ================   =================        =================

   Limited partners                    $           (74,725)     $       (142,490)  $         (94,301)       $        (185,275)
                                         ===================      ================   =================        =================

Net loss per limited partner unit      $                (7)     $            (14)  $              (9)       $             (19)
                                         ===================      ================   =================        =================

Outstanding weighted
   limited partner units                            10,000                10,000              10,000                   10,000
                                         ===================      ================   =================        =================


                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2003
                                   (unaudited)

                                                           General              Limited
                                                           Partner              Partners                Total
                                                        ---------------    -------------------      ---------------

Partners' equity (deficit) at March 31, 2003          $       (79,363)   $         2,133,188      $     2,053,825

   Net loss                                                    (1,439)              (142,490)            (143,929)
                                                        ---------------    -------------------      ---------------

Partners' equity (deficit) at September 30, 2003      $       (80,802)   $         1,990,698      $     1,909,896
                                                        ===============    ===================      ===============



                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2003 and 2002
                                   (unaudited)


                                                                               2003                     2002
                                                                         ------------------       -----------------
Cash flows from operating activities:
   Net loss                                                            $         (143,929)      $        (187,146)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Amortization                                                                 11,906                  11,906
      Equity in losses of limited partnerships                                     95,950                 143,990
      Change in accrued fees and expenses due to
        General Partner and affiliates                                             11,120                  (2,902)
                                                                         ------------------       -----------------

Net cash used in operating activities                                             (24,953)                (34,152)
                                                                         ------------------       -----------------

Cash flows from investing activities:
      Distributions from limited partnerships                                      15,389                   2,134
                                                                         ------------------       -----------------

Net decrease in cash and cash equivalents                                          (9,564)                (32,018)

Cash and cash equivalents, beginning of period                                    238,047                 277,292
                                                                         ------------------       -----------------

Cash and cash equivalents, end of period                               $          228,483       $         245,274
                                                                         ==================       =================

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
   Taxes paid                                                          $                -       $             800
                                                                         ==================       =================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended September 30, 2003
                                   (unaudited)




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2003.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For the Quarter Ended September 30, 2003
                                   (unaudited)



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

The Low-Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low-Income Housing Credits and the fractional recapture of Low-Income Housing Credits already taken. In most cases the annual amount of Low-Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low-Income Housing Credits may be the only benefit from an investment in the Partnership.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended September 30, 2003
                                   (unaudited)


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

Equity in losses of Local Limited Partnerships for the periods ended September 30, 2003 and 2002 have been recorded by the Partnership based on six months of results estimated by management of the Partnership. Management's estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of limited partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2).

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended September 30, 2003
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. The Partnership had no cash equivalents as of September 30, 2003 and March 31, 2003.

Concentration of Credit Risk
----------------------------

At September 30, 2003, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended September 30, 2003
                                   (unaudited)


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

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities," FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE'') in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both. The provisions of FIN 46 were effective February 1, 2003 for all arrangements entered into after January 31, 2003. FIN 46 is effective in the second quarter of 2004 for those arrangements entered into prior to January 31, 2003. We are currently reviewing whether we have relationships with VIEs and, if so, whether we should consolidate them and disclose information about them as the primary beneficiary or disclose information about them as an interest holder. We may have to consolidate some of our equity investments in partnerships based on recent interpretations from accounting professionals. We currently record the amount of our investment in these partnerships as an asset on our balance sheet, recognize our share of partnership income or losses in our income statement, and disclose how we account for material types of these investments in our 2003 financial statements. However, we do not yet know the extent of the impact of consolidating the assets and liabilities of these partnerships on our balance sheet because of the complexities of applying FIN 46, the evolving interpretations from accounting professionals, and the nuances of each individual partnership.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended September 30, 2003
                                   (unaudited)



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                For the Six Months
                                                                       Ended                     For the Year Ended
                                                                September 30, 2003                 March 31, 2003
                                                               ----------------------            -------------------
Investments per balance sheet,
   beginning of period                                      $             1,965,138            $         2,234,002
Distributions received from limited partnerships                            (15,389)                        (5,803)
Equity in losses of limited partnerships                                    (95,950)                      (239,249)
Amortization of capitalized acquisition fees and costs                      (11,906)                       (23,812)
                                                               ----------------------            -------------------
Investments per balance sheet,
   end of period                                            $             1,841,893            $         1,965,138
                                                               ======================            ===================


Selected financial information for the six months ended September 30, 2003 and 2002 from the unaudited combined condensed financial statements of the limited partnership in which the Partnership has invested is as follows:

                                                                         2003                           2002
                                                                  -------------------            -------------------
          Revenues                                              $          1,790,000           $          1,700,000
                                                                  -------------------            -------------------

          Expenses:
             Interest expense                                                434,000                        411,000
             Depreciation and amortization                                   538,000                        549,000
             Operating expenses                                            1,121,000                      1,134,000
                                                                  -------------------            -------------------

             Total expenses                                                2,093,000                      2,094,000
                                                                  -------------------            -------------------

          Net loss                                              $           (303,000)           $          (394,000)
                                                                  ===================            ===================

          Net loss allocable to the Partnership                 $           (299,000)           $          (388,000)
                                                                  ===================            ===================

          Net loss recorded by the Partnership                  $            (96,000)           $          (144,000)
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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended September 30, 2003
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. The base fee amount will be adjusted annually based on changes to the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Asset management fees of $21,000 were incurred for each of the six months ended September 30, 2003 and 2002. The Partnership paid $15,000 and $22,500 of those asset management fees for the six months ended September 30, 2003 and 2002, respectively.

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

The accrued fees and advances due to General Partner and affiliates consisted of the following:

                                                                   September 30, 2003             March 31, 2003
                                                                  ----------------------        --------------------

       Reimbursement for expenses paid by the General
            Partner or an affiliate                            $                  7,010      $                1,890
       Asset management fee payable                                             151,167                     145,167
                                                                  ----------------------        --------------------

                                                               $                158,177      $              147,057
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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2003 and 2002, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2003 consisted primarily of $228,000 in cash and aggregate investments in the twenty-one Local Limited Partnerships of $1,842,000. Liabilities at September 30, 2003 consisted primarily of $158,000 in accrued asset management fees and expenses payable to the General Partner.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months September 30, 2002. The Partnership's net loss for the three months ended September 30, 2003 was $(75,000), reflecting a decrease of $20,000 from the net loss experienced for the three months ended September 30, 2002 of $(95,000). The decrease in net loss is primarily due to equity in losses of Local Limited Partnerships which decreased by $26,000 to $(48,000) for the three months ended September 30, 2003 from $(74,000) for the three months ended September 30, 2002. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2003. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses of Local Limited Partnerships, loss from operations increased by approximately $(6,000) to $(27,000) for the three months ended September 30, 2003 from $(21,000) for the three months ended September 30, 2002, which was caused by a decrease in distribution income of $(3,000), along with an increase in other operating expenses of $(3,000) for the three months ended September 30, 2003.

Six Months Ended September30, 2003 Compared to Six Months Ended September 30, 2002. The Partnership's net loss for the six months ended September 30, 2003 was $(144,000), reflecting a decrease of $43,000 from the net loss experienced for the six months ended September 30, 2002 of $(187,000). The decrease in net loss is primarily due to equity in losses of Local Limited Partnerships which decreased by $48,000 to $(96,000) for the six months ended September 30, 2003 from $(144,000) for the six months ended September 30, 2002. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2003. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses of Local Limited Partnerships, the loss from operations increased by approximately $(5,000) to $(48,000) for the six months ended September 30, 2003 from $(43,000) for the six months ended September 30, 2002, which was caused by a decrease in operating income of $(2,000), with a combined increase in legal, accounting and other operating expenses of $(3,000) for the six months ended September 30, 2003.

Cash Flows

Six months Ended September 30, 2003 Compared to Six months Ended September 30, 2002. Net cash used during the six months ended September 30, 2003 was $(10,000) compared to net cash used for the six months ended September 30, 2002 of ($32,000). The $22,000 decrease in cash used was primarily due to an increase in cash provided by investing activities of approximately $13,000 of distributions received, and a decrease in cash used by operating activities of $9,000 for the six months ended September 30, 2003.

During the six months ended September 30, 2003, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by approximately $11,000. The General Partner does not anticipate that these accrual fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2003, to be sufficient to meet all currently foreseeable future cash requirements.

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

Item 1.   Legal Proceedings

          NONE

Item 6.   Exhibits and Reports on Form 8-K

(a)       Reports on Form 8-K.
          --------------------

1.        NONE

(b)       Exhibits.
          ---------

31.1      Certification  of  the   Principal   Executive   Officer  pursuant  to
          Rule 13a-14(a/15e-14(a) as  adopted   pursuant to   section 301 of the
          Sarbanes-Oxley Act of 2002. (filed herewith)


31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14(a/15e-14(a)as adopted pursuant to section 301 of the Sarbanes-Oxley Act of 2002.(filed herewith)

32.1      Certification of the Principal Executive Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

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

Date:  November 14, 2003





By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha,  Vice President
Chief  Financial  Officer of WNC & Associates,Inc.

Date November 14, 2003