Form 10-Q
period 2004-09-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2004-11-12
CIK 913496

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 2004

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

                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 2004



PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Balance Sheets
                    September 30, 2004 and March 31, 2004......................3

                  Statements of Operations
                    For the Three and  Six Months Ended September 30, 2004
                    and 2003...................................................4

                  Statement of Partners' Equity (Deficit)
                    For the Six Months Ended September 30, 2004................5

                  Statements of Cash Flows
                    For the Six Months Ended September 30, 2004 and 2003.......6

                  Notes to Financial Statements................................7

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................14

         Item 3. Quantitative and Qualitative Disclosures
                    about Market Risk.........................................15

         Item 4. Procedures and Controls......................................15

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................16

         Item 6. Exhibits and Reports on Form 8-K.............................16

         Signatures...........................................................17

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                                 BALANCE SHEETS





                                                                    September 30, 2004          March 31, 2004
                                                                   ----------------------      ------------------
                                                                        (unaudited)
ASSETS

   Cash and cash equivalents                                     $              188,950      $          222,356
   Investments in limited partnerships, net (Note 2)                          1,349,761               1,395,876
                                                                   ----------------------      ------------------

       Total assets                                              $            1,538,711      $        1,618,232
                                                                   ======================      ==================



Liabilities:
   Payable to limited partnership (Note 4)                       $                2,303      $            2,303
   Accrued fees and expenses due to
     General Partner and affiliates (Note 3)                                    157,767                 158,992
                                                                   ----------------------      ------------------

       Total liabilities                                                        160,070                 161,295
                                                                   ----------------------      ------------------

Commitments and contingencies

Partners' equity (deficit):
     General Partner                                                            (86,115)                (85,332)
     Limited Partners (10,000 units authorized,
       10,000 units issued and outstanding)                                   1,464,756               1,542,269
                                                                   ----------------------      ------------------

     Total partners' equity                                                   1,378,641               1,456,937
                                                                   ----------------------      ------------------

                                                                 $            1,538,711      $        1,618,232
                                                                   ======================      ==================

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2004 and 2003
                                   (unaudited)

                                                            2004                                         2003
                                         -----------------------------------------    ------------------------------------------
                                            Three Months            Six Months          Three Months              Six Months
                                         -------------------      ----------------    ------------------       -----------------

Interest income                        $               126      $            328    $              525       $           1,151
Distribution income                                  3,598                 5,098                 3,348                   5,898
                                         -------------------      ----------------    ------------------       -----------------

                                                     3,724                 5,426                 3,873                   7,049
                                         -------------------      ----------------    ------------------       -----------------

Operating expenses:
   Amortization (Note 2)                             2,481                 4,962                 5,953                  11,906
   Asset management fees (Note 3)                   10,500                21,000                10,500                  21,000
   Legal & accounting                               16,300                16,825                14,426                  17,996
   Other                                                 -                 2,791                   499                   4,126
                                         -------------------      ----------------    ------------------       -----------------

      Total operating expenses                      29,281                45,578                31,378                  55,028
                                         -------------------      ----------------    ------------------       -----------------

Loss from operations                               (25,557)              (40,152)              (27,505)                (47,979)

Equity in losses of limited
   partnerships (Note 2)                           (19,683)              (38,144)              (47,975)                (95,950)
                                         -------------------      ----------------    ------------------       -----------------

Net loss                               $           (45,240)     $        (78,296)   $          (75,480)      $        (143,929)
                                         ===================      ================    ==================       =================

Net loss allocated to:
   General partner                     $              (452)     $           (783)   $             (755)      $          (1,439)
                                         ===================      ================    ==================       =================

   Limited partners                    $           (44,788)     $        (77,513)   $          (74,725)      $        (142,490)
                                         ===================      ================    ==================       =================

Net loss per limited partner unit      $                (4)     $             (8)   $               (7)      $             (14)
                                         ===================      ================    ==================       =================

Outstanding weighted
   limited partner units                            10,000                10,000                10,000                  10,000
                                         ===================      ================    ==================       =================

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2004
                                   (unaudited)


                                                           General              Limited
                                                           Partner              Partners                Total
                                                        ---------------    -------------------      ---------------

Partners' equity (deficit) at March 31, 2004          $        (85,332) $           1,542,269      $     1,456,937

   Net loss                                                       (783)               (77,513)             (78,296)
                                                        ---------------    -------------------      ---------------

Partners' equity (deficit) at September 30, 2004      $        (86,115) $           1,464,756      $     1,378,641
                                                        ===============    ===================      ===============


                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2004 and 2003
                                   (unaudited)


                                                                               2004                     2003
                                                                         ------------------       -----------------
Cash flows from operating activities:
   Net loss                                                            $          (78,296)      $        (143,929)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Amortization                                                                  4,962                  11,906
      Equity in losses of limited partnerships                                     38,144                  95,950
      Change in accrued fees and expenses due to
        General Partner and affiliates                                             (1,225)                 11,120
                                                                         ------------------       -----------------

Net cash used in operating activities                                             (36,415)                (24,953)
                                                                         ------------------       -----------------

Cash flows from investing activities:
      Distributions received from limited partnerships                              3,009                  15,389
                                                                         ------------------       -----------------

Net decrease in cash and cash equivalents                                         (33,406)                 (9,564)

Cash and cash equivalents, beginning of period                                    222,356                 238,047
                                                                         ------------------       -----------------

Cash and cash equivalents, end of period                               $          188,950       $         228,483
                                                                         ==================       =================

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
   Taxes paid                                                          $                -       $               -
                                                                         ==================       =================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    For the Quarter Ended September 30, 2004
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2004.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For the Quarter Ended September 30, 2004
                                   (unaudited)


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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For the Quarter Ended September 30, 2004
                                   (unaudited)


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

Equity in losses of limited partnerships for the periods ended September 30, 2004 and 2003 have been recorded by the Partnership based on six months of reported results estimated by management of the Partnership. Management's estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspend.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For the Quarter Ended September 30, 2004
                                   (unaudited)


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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Partnership had no cash equivalents as of September 30, 2004 and March 31, 2004.

Concentration of Credit Risk
----------------------------

At September 30, 2004, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For the Quarter Ended September 30, 2004
                                   (unaudited)


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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For the Quarter Ended September 30, 2004
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                For the Six Months                 For the Year
                                                                       Ended                         Ended
                                                                September 30, 2004                 March 31, 2004
                                                               ----------------------            -------------------
Investments per balance sheet,                              $             1,395,876           $          1,965,138
   beginning of period
Distributions received from limited partnerships                             (3,009)                       (27,494)
Equity in losses of limited partnerships                                    (38,144)                      (399,732)
Impairment losses                                                                 -                       (124,048)
Amortization of capitalized acquisition fees and costs                       (4,962)                       (17,988)
                                                               ----------------------            -------------------
Investments per balance sheet,
   end of period                                            $             1,349,761           $          1,395,876
                                                               ======================            ===================

Selected financial information for the six months ended September 30, 2004 and 2003 from the unaudited combined condensed financial statements of the limited partnership in which the Partnership has invested is as follows:

                                                                         2004                           2003
                                                                  -------------------            -------------------
          Revenues                                              $          1,873,000           $          1,790,000
                                                                  -------------------            -------------------

          Expenses:
             Interest expense                                                417,000                        434,000
             Depreciation and amortization                                   539,000                        538,000
             Operating expenses                                            1,291,000                      1,121,000
                                                                  -------------------            -------------------

             Total expenses                                                2,247,000                      2,093,000
                                                                  -------------------            -------------------

          Net loss                                              $           (374,000)          $           (303,000)
                                                                  ===================            ===================

          Net loss allocable to the Partnership                 $           (368,000)          $           (299,000)
                                                                  ===================            ===================

          Net loss recorded by the Partnership                  $            (38,000)          $            (96,000)
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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For the Quarter Ended September 30, 2004
                                   (unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. The base fee amount will be adjusted annually based on changes to the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Asset management fees of $21,000 were incurred during each of six months ended September 30, 2004 and 2003. The Partnership paid $22,500 and $15,000 of those asset management fees for the six months ended September 30, 2004 and 2003, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through September 30, 2004 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements are approximately $19,341 and $17,001 for the six months ended September 30, 2004 and 2003, respectively.

The accrued fees and advances due to General Partner and affiliates consisted of the following:

                                                                   September 30, 2004             March 31, 2004
                                                                  ----------------------        --------------------

       Reimbursement for expenses paid by the General
            Partner or an affiliate                            $                  2,100      $                1,825
       Asset management fee payable                                             155,667                     157,167
                                                                  ----------------------        --------------------

       Total                                                   $                157,767      $              158,992
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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2004 and 2003, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2004 consisted primarily of $189,000 in cash and aggregate investments in the twenty-one Local Limited Partnerships of $1,350,000. Liabilities at September 30, 2004 consisted primarily of $158,000 in accrued asset management fees and expenses payable to the General Partner.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months September 30, 2003. The Partnership's net loss for three months ended September 30, 2004 was $(45,000), reflecting a decrease of $30,000 from the net loss experienced for the three months ended September 30, 2003 of $(75,000). The decrease in net loss is primarily due to equity in losses from Local Limited Partnerships which decreased by $28,000 to $(20,000) for the three months ended September 30, 2004 from $(48,000) for the three months ended September 30, 2003. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2004. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. In addition to the equity in losses from Local Limited Partnerships there was also a decrease in losses from operations by approximately $2,000 to $(26,000) for the three months ended September 30, 2004 from $(28,000) for the three months ended September 30, 2003. The decrease in losses from operations was due to a $4,000 decrease in amortization, off-set by a $(2,000) increase in legal and accounting expenses.

Six Months Ended September 30, 2004 Compared to Six Months September 30, 2003. The Partnership's net loss for the six months ended September 30, 2004 was $(78,000), reflecting a decrease of $66,000 from the net loss experienced for the six months ended September 30, 2003 of $(144,000). The decrease in net loss is primarily due to equity in losses of Local Limited Partnerships which decreased by $58,000 to $(38,000) for the six months ended September 30, 2004 from $(96,000) for the six months ended September 30, 2003. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2004. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. In addition to the decrease in equity in losses of Local Limited Partnerships there is also a decrease of $8,000 in loss from operations to $(40,000) for the six months ended September 30, 2004 from $(48,000) for the six months ended September 30, 2003. The decrease in loss from operations was contributed by a $7,000 decrease in amortization, a $1,000 decrease in legal and accounting fees, a $2,000 decrease in other operating expense, offset by a $(1,000) decrease in interest income and a $(1,000) decrease in distribution income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Six Months Ended  September 30, 2004 Compared to Six Months Ended  September 30,
2003. Net cash used during the six months ended September 30, 2004 was $(33,000), compared to net cash used in the six months ended September 30, 2003 of $(10,000). The $(23,000) increase in net cash used was due to a $(13,000) decrease in distributions received from limited partnerships, a $(12,000) decrease in accrued fees and expense due to general partner and affiliates, offset by a decrease of $2,000 in operating expenses.

During the six months ended September 30, 2004, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, decreased by approximately $1,000.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2004, to be sufficent to meet all currently forseeable future cash requirements.

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Date:  November 10, 2004




By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha,
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 10, 2004