Form 10-Q
period 2004-12-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2005-01-26
CIK 913496

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 2004

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

Yes      X No
    ------    --------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes           No      X
    ---------    ----------

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                     For the Quarter Ended December 31, 2004


PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Balance Sheets
                  December 31, 2004 and March 31, 2004.........................3

                Statements of Operations
                  For the Three and Nine Months Ended December 31, 2004
                  and 2003.....................................................4

                Statement of Partners' Equity (Deficit)
                  For the Nine Months Ended December 31, 2004..................5

                Statements of Cash Flows
                  For the Nine Months Ended December 31, 2004 and 2003.........6

                Notes to Financial Statements..................................7

        Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................14

        Item 3. Quantitative and Qualitative Disclosures about Market Risk....15

        Item 4. Procedures and Controls.......................................15

PART II.OTHER INFORMATION

        Item 1. Legal Proceedings.............................................16

        Item 2. Changes in Securities and Use of Proceeds.....................16

        Item 3. Defaults Upon Senior Securities...............................16

        Item 4. Submission of Matters to a Vote of Security Holders...........16

        Item 5. Other Information.............................................16

        Item 6. Exhibits......................................................16

        Signatures............................................................17

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                     December 31, 2004          March 31, 2004
                                                                   ----------------------      ------------------
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                        $              175,454      $          222,356
Investments in limited partnerships, net (Note 2)                             1,329,494               1,395,876
                                                                   ----------------------      ------------------

       Total assets                                              $            1,504,948      $        1,618,232
                                                                   ======================      ==================



Liabilities:
   Payable to limited partnership (Note 4)                       $                2,303      $            2,303
   Accrued fees and expenses due to
     General Partner and affiliates (Note 3)                                    163,507                 158,992
                                                                   ----------------------      ------------------

       Total liabilities                                                        165,810                 161,295
                                                                   ----------------------      ------------------

Commitments and contingencies

Partners' equity (deficit):
     General Partner                                                            (86,510 )               (85,332)
     Limited Partners (10,000 units authorized;
       10,000 units issued and outstanding)                                   1,425,648               1,542,269
                                                                   ----------------------      ------------------

     Total partners' equity                                                   1,339,138               1,456,937
                                                                   ----------------------      ------------------

                                                                 $            1,504,948      $        1,618,232
                                                                   ======================      ==================





                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2004 and 2003
                                   (unaudited)

                                                             2004                                        2003
                                         -----------------------------------------    ------------------------------------------
                                            Three Months            Nine Months         Three Months             Nine Months
                                         -------------------      ----------------    ------------------       -----------------

Interest income                        $               119      $            447    $              463       $           1,614
Distribution income                                      -                 5,098                     -                   5,898
                                         -------------------      ----------------    ------------------       -----------------

                                                       119                 5,545                   463                   7,512
                                         -------------------      ----------------    ------------------       -----------------

Operating expenses:
   Amortization (Note 2)                             2,481                 7,443                 5,953                  17.859
   Asset management fees (Note 3)                   10,500                31,500                10,500                  31,500
   Legal & accounting                                4,925                21,750                   180                  18,176
   Other                                             3,930                 6,721                 1,691                   5,817
                                         -------------------      ----------------    ------------------       -----------------

      Total operating expenses                      21,836                67,414                18,324                  73,352
                                         -------------------      ----------------    ------------------       -----------------

Loss from operations                               (21,717 )             (61,869 )             (17,861 )               (65,840)

Equity in losses of limited
   partnerships (Note 2)                           (17,786 )             (55,930 )             (47,975 )              (143,925)
                                         -------------------      ----------------    ------------------       -----------------

Net loss                               $           (39,503 )    $       (117,799 )  $          (65,836 )     $        (209,765)
                                         ===================      ================    ==================       =================

Net loss allocated to:
   General partner                     $              (395 )    $         (1,178 )  $             (659 )     $          (2,098)
                                         ===================      ================    ==================       =================

   Limited partners                    $           (39,108 )    $       (116,621 )  $          (65,177 )     $        (207,667)
                                         ===================      ================    ==================       =================

Net loss per limited partner unit      $                (4 )    $            (12 )  $               (7 )     $             (21)
                                         ===================      ================    ==================       =================

Outstanding weighted
   limited partner units                            10,000                10,000                10,000                  10,000
                                         ===================      ================    ==================       =================




                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2004
                                   (unaudited)

                                                           General              Limited
                                                           Partner              Partners                Total
                                                        ---------------    -------------------      ---------------

Partners' equity (deficit) at March 31, 2004          $        (85,332 ) $          1,542,269     $     1,456,937

Net loss                                                        (1,178 )             (116,621 )          (117,799)
                                                        ---------------    -------------------      ---------------

Partners' equity (deficit) at December 31, 2004       $        (86,510 ) $          1,425,648     $     1,339,138
                                                        ===============    ===================      ===============




                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2004 and 2003
                                   (unaudited)


                                                                               2004                     2003
                                                                         ------------------       -----------------
Cash flows from operating activities:
   Net loss                                                            $          (117,799 )    $         (209,765)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Amortization                                                                   7,443                  17,859
      Equity in losses of limited partnerships                                      55,930                 143,925
      Change in accrued fees and expenses due
to

        General Partner and affiliates                                               4,515                   1,198
                                                                         ------------------       -----------------

Net cash used in operating activities                                              (49,911 )               (46,783)
                                                                         ------------------       -----------------

Cash flows from investing activities:
      Distributions received from limited partnerships                               3,009                  15,389
                                                                         ------------------       -----------------

Net decrease in cash and cash equivalents                                          (46,902 )               (31,394)

Cash and cash equivalents, beginning of period                                     222,356                 238,047
                                                                         ------------------       -----------------

Cash and cash equivalents, end of period                               $           175,454       $         206,653
                                                                         ==================       =================

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
   Taxes paid                                                          $                 -       $               -
                                                                         ==================       =================



                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                     For the Quarter Ended December 31, 2004
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2004.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarter Ended December 31, 2004
                                   (unaudited)


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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarter Ended December 31, 2004
                                   (unaudited)

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

Equity in losses of limited partnerships for the periods ended December 31, 2004 and 2003 have been recorded by the Partnership based on nine months of reported results estimated by management of the Partnership. Management's estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarter Ended December 31, 2004
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Partnership had no cash equivalents as of December 31, 2004 and March 31, 2004.

Concentration of Credit Risk
----------------------------

At December 31, 2004, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarter Ended December 31, 2004
                                   (unaudited)

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

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary." Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other Limited Partners. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and concluded that the adoption of the Interpretation will not have a material impact on the financial statements of the Partnership.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarter Ended December 31, 2004
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                               For the Nine Months               For the Year Ended
                                                                      Ended
                                                                December 31, 2004                  March 31, 2004
                                                              -----------------------            -------------------
Investments per balance sheet,                             $               1,395,876           $          1,965,138
   beginning of period
Distributions received from limited partnerships                              (3,009 )                      (27,494)
Equity in losses of limited partnerships                                     (55,930 )                     (399,732)
Impairment losses                                                                  -                       (124,048)
Amortization of capitalized acquisition fees and costs                        (7,443 )                      (17,988)
                                                              -----------------------            -------------------
Investments per balance sheet,
   end of period                                           $               1,329,494           $          1,395,876
                                                              =======================            ===================

Selected financial information for the nine months ended December 31, 2004 and 2003 from the unaudited combined condensed financial statements of the limited partnership in which the Partnership has invested is as follows:

                                                                         2004                           2003
                                                                  -------------------            -------------------
          Revenues                                              $          2,809,000           $          2,686,000
                                                                  -------------------            -------------------

          Expenses:
             Interest expense                                                625,000                        646,000
             Depreciation and amortization                                   809,000                        807,000
             Operating expenses                                            1,936,000                      1,688,000
                                                                  -------------------            -------------------

             Total expenses                                                3,370,000                      3,141,000
                                                                  -------------------            -------------------

          Net loss                                              $           (561,000 )         $           (455,000)
                                                                  ===================            ===================

          Net loss allocable to the Partnership                 $           (552,000 )         $           (448,000)
                                                                  ===================            ===================

          Net loss recorded by the Partnership                  $            (56,000 )         $           (144,000)
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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarter Ended December 31, 2004
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. The base fee amount will be adjusted annually based on changes to the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Asset management fees of $31,500 were incurred during each of nine months ended December 31, 2004 and 2003. The Partnership paid $ 30,000 of those asset management fees for each of the nine months ended December 31, 2004 and 2003.

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

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements are approximately $25,456 and $24,295 for the nine months ended December 31, 2004 and 2003, respectively.

The accrued fees and advances due to General Partner and affiliates consisted of the following:

                                                                    December 31, 2004             March 31, 2004
                                                                  ----------------------        --------------------

       Reimbursement for expenses paid by the General
            Partner or an affiliate                            $                  4,840      $                1,825
       Asset management fee payable                                             158,667                     157,167
                                                                  ----------------------        --------------------

       Total                                                   $                163,507      $              158,992
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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2004 and 2003, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2004 consisted primarily of $175,000 in cash and aggregate investments in the twenty-one Local Limited Partnerships of $1,329,000. Liabilities at December 31, 2004 consisted primarily of $166,000 in accrued asset management fees and expenses payable to the General Partner.

Results of Operations

Three Months Ended December 31, 2004 Compared to Three Months December 31, 2003. The Partnership's net loss for three months ended December 31, 2004 was $(40,000), reflecting a decrease of $26,000 from the net loss experienced for the three months ended December 31, 2003 of $(66,000). The decrease in net loss is primarily due to equity in losses from Local Limited Partnerships which decreased by $30,000 to $(18,000) for the three months ended December 31, 2004 from $(48,000) for the three months ended December 31, 2003. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2004. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. The decrease in the equity in losses from Local Limited Partnerships was offset with an increase in losses from operations of approximately $(4,000) to $(22,000) for the three months ended December 31, 2004 from $(18,000) for the three months ended December 31, 2003. The increase in losses from operations was due to a $(5,000) increase in legal and accounting expenses, a $(2,000) increase in other operating expenses offset by a $3,000 decrease in amortization.

Nine Months Ended December 31, 2004 Compared to Nine Months December 31, 2003. The Partnership's net loss for the nine months ended December 31, 2004 was $(118,000), reflecting a decrease of $92,000 from the net loss experienced for the nine months ended December 31, 2003 of $(210,000). The decrease in net loss is primarily due to equity in losses of Local Limited Partnerships which decreased by $88,000 to $(56,000) for the nine months ended December 31, 2004 from $(144,000) for the nine months ended December 31, 2003. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2004. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. In addition to the decrease in equity in losses of Local Limited Partnerships there was also a decrease of $4,000 in loss from operations to $(62,000) for the nine months ended December 31, 2004 from $(66,000) for the nine months ended December 31, 2003. The decrease in loss from operations was contributed by a $10,000 decrease in amortization, offset by a $(1,000) increase in other operating expense, a $(1,000) decrease in interest income, a $(1,000) decrease in distribution income along with a ($3,000) increase in legal and accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003. Net cash used during the nine months ended December 31, 2004 was $(47,000), compared to net cash used in the nine months ended December 31, 2003 of $(31,000). The $(16,000) increase in net cash used was due to a $(12,000) decrease in distributions received from limited partnerships along with a $(4,000) decrease in accrued fees and expense due to general partner and affiliates.

During the nine months ended December 31, 2004, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by approximately $5,000.

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II.  Other Information

Item 1.   Legal Proceedings

          NONE

Item 2.   Changes in Securities and Use of Proceeds

          NONE

Item 3.   Defaults Upon Senior Securities

          NONE

Item 4.   Submission of Matters to a Vote of Security Holders

          NONE

Item 5.   Other Information

          NONE

Item 6.   Exhibits

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

Date:  January 25, 2005





By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha,
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: January 25, 2005

<