Form 10-K
period 2005-03-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2005-11-22
CIK 913496

WNC Housing Tax Credit Fund IV L.P., Series 1

                                   Exceptions
                                   ----------

The financial statements are presented as unaudited in the Form 10-K as of March 31, 2005 and 2004 and for the three years ended March 31, 2005 as the Report of the Independent Registered Public Accounting Firm could not be filed within the prescribed time period because the issuer was not able to obtain audit opinions which refer to the auditing standards of the Public Company Accounting Oversight Board (United States) (PCAOB) of property partnerships, in which the issuer holds noncontrolling limited partner interests. The non-affiliated local operating partnership general partners engage the accountants auditing each local operating partnership.

Historically, the audits, and the reports thereon, of the local operating partnerships were performed in accordance with Generally Accepted Auditing Standards (GAAS).

On May 11, 2005 draft guidance was issued by the Public Company Accounting Oversight Board which was confirmed on June 24, 2005 by the AICPA Center for Public Company Audit Firms, that clearly establishes the requirement for the audit reports of the operating partnerships of a Public Fund to refer to the auditing standards of the PCAOB.

The audits of the operating partnerships were performed primarily during the months of January, February and March and refer to Generally Accepted Auditing Standards. We have all appropriate originally signed opinions from the operating partnerships; however, they do not refer to the auditing standards of the Public Company Accounting Oversight Board.

Our independent registered public accounting firm has performed an audit of the registrant but cannot issue an opinion in accordance with the standards of the Public Company Accounting Oversight Board (United States). Therefore, we are filing our 10-K as "UNAUDITED" as it is without an audit opinion.

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

    (Mark One)

    |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the fiscal year ended March 31, 2005

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

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes___ No_X_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer.
Yes      No   X
   -----    -----

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

The general partner of the Partnership is WNC Tax Credit Partners IV, L.P. ("TCP IV" or the "General Partner"). The general partner of TCP IV is WNC & Associates, Inc. ("Associates"). The chairman and president of Associates owns substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates as neither TCP IV nor the Partnership have employees of their own.

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

As of March 31, 2005, the Partnership had invested in twenty-one Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the Federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Credits. The initial programs are completing their compliance periods.

With that in mind, the Partnership is continuing its review of the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the Limited Partners from the sale of the property.

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

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the twenty-one Housing Complexes as the dates and for the periods indicated:




                                                  -------------------------------  -------------------------------------------------
                                                       As of March 31, 2005                 As of December 31, 2004
                                                  -------------------------------  -------------------------------------------------
                                                                                                           Estimated     Mortgage
                                                    Partnership's                                          Aggregate     Loans of
                                    General         Total Investment   Amount of                           Low Income    Local
Local Limited                       Partner         in Local Limited   Investment      Number              Housing       Limited
Partnership Name     Location       Name            Partnership        Paid to Date   of Units  Occupancy  Credits(1)    Partnership
------------------------------------------------------------------------------------------------------------------------------------

                                    1600
                     Alpine,        Capital
Alpine Manor, L.P.   Texas          Company,Inc.    $ 195,000          $ 195,000         36       100%     $ 394,000       $ 895,000

Baycity Village
Apartments,                         Green Companies
Limited              Baytown,       Development
Partnership          Texas          Group, Inc.       301,000            301,000         62        94%       629,000       1,413,000

Beckwood                            Phillips
Manor Seven          Marianna,      Development
Limited Partnership  Arkansas       Corporation       307,000            307,000         42        93%       636,000       1,367,000

Briscoe
Manor Limited        Galena,        McKnight &
Partnership          Maryland       Decoster, Inc     308,000            308,000         31       100%       648,000       1,464,000

Evergreen                           Phillips
Four Limited         Maynard,       Development
Partnership          Arkansas       Corporation       195,000            195,000         24        75%       402,000         855,000

Fawn Haven                          Georg E.
Limited              Manchester,    and Maharg
Partnership          Ohio           Realty, Inc.      167,000            167,000         28        89%       376,000         838,000

                     Ft.            1600
Fort Stockton        Stockton,      Capital
Manor, L.P.          Texas          Company, Inc.     224,000            224,000         36       100%       453,000       1,032,000

Hidden Valley        Gallup,        Alan
Limited              New            Deke
Partnership          Mexico         Noftsker          412,000            412,000         40        98%       801,000       1,460,000

HOI Limited          Lenoir,        Housing
Partnership Of       North          Opportunities,
Lenoir               Carolina       Inc.              198,000            198,000         34        97%       400,000         497,000

Indian Creek
Limited              Bucyrus,       Georg E.
Partnership          Ohio           Maharg            306,000            306,000         48        90%       637,000       1,441,000

                     San Luis       San Luis Obispo
Laurel Creek         Obispo,        Non-Profit
Apartments           California     Housing Corp.   1,030,000          1,030,000         24       100%     2,103,000         541,000

                                                  -------------------------------  -------------------------------------------------
                                                       As of March 31, 2005                 As of December 31, 2004
                                                  -------------------------------  -------------------------------------------------
                                                                                                           Estimated     Mortgage
                                                    Partnership's                                          Aggregate     Loans of
                                    General         Total Investment   Amount of                           Low Income    Local
Local Limited                       Partner         in Local Limited   Investment      Number              Housing       Limited
Partnership Name     Location       Name            Partnership        Paid to Date   of Units  Occupancy  Credits(1)    Partnership
------------------------------------------------------------------------------------------------------------------------------------

Madisonville Manor
Senior Citizens      Madisonville,  Jean
Complex, Ltd.        Texas          Johnson           174,000            174,000         32        97%       375,000         888,000

Mt. Graham           Safford,       Rural
Housing, Ltd.        Arizona        Housing, Inc.     410,000            410,000         40        90%       788,000       1,380,000

Northside Plaza      Angleton,      Jean
Apartments, Ltd.     Texas          Johnson           282,000            282,000         48       100%       607,000       1,335,000

                                    1600
Pampa                Pampa,         Capital
Manor, L.P.          Texas          Company, Inc.     180,000            180,000         32       100%       363,000         831,000

                                    Community
                                    Housing
                                    Assistance
                                    Program, Inc.,
                                    a California
Regency Court        Monrovia,      Nonprofit
Partners             California     Corporation     1,692,000          1,690,000        115       100%     3,293,000       4,858,000

Sandpiper Square,    Aulander,
a Limited            North          I. Norwood
Partnership          Carolina       Stone             219,000            219,000         24       100%       433,000         930,000

Seneca Falls East    Seneca         David R. Bacon
Apartments           Falls, New     and Frank
Company II, L.P.     York           Salvatore         270,000            270,000         32        91%       360,000         878,000

                                    1600
                     Vernon,        Capital
Vernon Manor, L.P.   Texas          Company,Inc.      177,000            177,000         28       100%       325,000         739,000

                                    Thomas E.
                                    Connelly, Jr.,
                                    TEC Rental
                                    Properties Inc.,
                     Calhoun        Warren H.
                     Falls,         Abernathy, II
Waterford Place, a   South          and Solid
Limited Partnership  Carolina       South, Inc.       272,000            272,000         32        88%       549,000       1,157,000

                                                  -------------------------------  -------------------------------------------------
                                                       As of March 31, 2005                 As of December 31, 2004
                                                  -------------------------------  -------------------------------------------------
                                                                                                           Estimated     Mortgage
                                                    Partnership's                                          Aggregate     Loans of
                                    General         Total Investment   Amount of                           Low Income    Local
Local Limited                       Partner         in Local Limited   Investment      Number              Housing       Limited
Partnership Name     Location       Name            Partnership        Paid to Date   of Units  Occupancy  Credits(1)    Partnership
------------------------------------------------------------------------------------------------------------------------------------

Yantis Housing,      Yantis,        Charles
Housing, Ltd.        Texas          Cannon Jr.        145,000            145,000         24        96%       287,000         615,000
                                                  -----------        -----------        ---        ---   -----------    ------------

                                                  $ 7,464,000        $ 7,462,000        812        95%   $14,859,000    $ 25,414,000
                                                  ===========        ===========        ===        ===   ===========    ============

(1) Represents aggregate anticipated Low Income Housing Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year compliance period. Approximately 95% of the anticipated Low Income Housing Credits have been received from the Local Limited Partnerships and are no longer available to the Partnerships Limited Partners.

                                         ---------------------------------------------------------------------------
                                                            For the year ended December 31, 2004
                                         ---------------------------------------------------------------------------
                                                                                                 Low Income Housing
                                                                                                 Credits Allocated
 Partnership Name                                 Rental Income            Net Income (Loss)     to Partnership
--------------------------------------------------------------------------------------------------------------------

Alpine Manor, L.P.                                  $ 124 ,000           $  (15,000)                 99%

Baycity Village Apartments, Limited
Partnership                                            301,000             (110,000)                 99%

Beckwood Manor Seven Limited Partnership               172,000              (80,000)                 95%

Briscoe Manor Limited Partnership                      190,000              (28,000)                 99%

Evergreen Four Limited Partnership                     100,000              (22,000)                 95%

Fawn Haven Limited Partnership                          81,000              (30,000)                 99%

Fort Stockton Manor, L.P.                              140,000              (19,000)                 99%

Hidden Valley Limited Partnership                      192,000              (13,000)                 99%

HOI Limited Partnership Of Lenoir                      163,000              (14,000)                 99%

Indian Creek Limited Partnership                       144,000              (37,000)                 99%

Laurel Creek Apartments                                220,000               24,000                  99%

Madisonville Manor Senior Citizens
Complex, Ltd.                                          121,000               (2,000)                 99%

Mt. Graham Housing, Ltd.                               183,000              (51,000)                 99%

Northside Plaza Apartments, Ltd.                       173,000              (10,000)                 99%

Pampa Manor, L.P.                                       97,000              (20,000)                 99%

Regency Court Partners                                 758,000             (188,000)                 99%

Sandpiper Square, a Limited Partnership                104,000              (24,000)                 99%

Seneca Falls East Apartments Company
II, L.P.                                               169,000              (24,000)              99.98%

Vernon Manor, L.P.                                     106,000               (6,000)                 99%

Waterford Place, a Limited Partnership                 128,000              (35,000)                 99%

Yantis Housing, Ltd.                                    92,000               (2,000)                 99%
                                                    ----------           -----------
                                                    $3,758,000           $ (706,000)
                                                    ==========           ===========

Item 3.  Legal Proceedings

NONE.

Item 4.  Submission of Matters to a Vote of Security Holders

NONE.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a) The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit and none exists. Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b) At March 31, 2005, there were 716 Limited Partners and 9 assignees of Units who were not admitted as Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement.

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e) Except as may have otherwise been previously reported, no unregistered securities were sold by the Partnership during the three years ended March 31, 2005, 2004 and 2003.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                         March 31
                              ---------------------------------------------------------------

                                 2005         2004         2003         2002         2001
                              -----------  -----------  -----------  -----------  -----------
                              (unaudited)
ASSETS

Cash and cash equivalents   $    191,640  $   222,356  $   238,047  $   277,292  $   312,214
Investments in limited
  partnerships, net            1,121,294    1,395,876    1,965,138    2,234,002    2,823,846

                              -----------  -----------  -----------  -----------  -----------

                            $  1,312,934  $ 1,618,232  $ 2,203,185  $ 2,511,294  $ 3,136,060
                              ===========  ===========  ===========  ===========  ===========
LIABILITIES

Payables to limited
partnerships                $      2,303  $     2,303  $     2,303  $     2,303  $     2,303
Accrued fees and expenses
  due to general partner
  and affiliates                 177,069      158,992      147,057      134,569      115,667

PARTNERS' EQUITY               1,133,562    1,456,937    2,053,825    2,374,422    3,018,090
                              -----------  -----------  -----------  -----------  -----------

                            $  1,312,934  $ 1,618,232  $ 2,203,185  $ 2,511,294  $ 3,136,060
                              ===========  ===========  ===========  ===========  ===========


Selected results of operations, cash flows and other information for the Partnership are as follows:

                                          For the Years Ended
                                               March 31
                          -----------------------------------------------------------------

                             2005         2004         2003         2002          2001
                          -----------  -----------  -----------   ----------   ------------
                          (unaudited)
Loss from operations
(Note 1)                $   (200,567) $  (197,156) $   (81,348)  $  (78,700)  $    (76,146)
Equity in losses of
limited
  partnerships              (122,808)    (399,732)    (239,249)    (564,968)      (666,388)
                          -----------  -----------  -----------   ----------   ------------

Net loss                $   (323,375) $  (596,888) $  (320,597)  $ (643,668)  $   (742,534)
                          ===========  ===========  ===========   ==========   ============

Net loss allocated to:
  General Partner       $     (3,233) $    (5,969) $    (3,206)  $   (6,437)  $     (7,425)
                          ===========  ===========  ===========   ==========   ============

  Limited Partners      $   (320,142) $  (590,919) $  (317,391)  $ (637,231)  $   (735,109)
                          ===========  ===========  ===========   ==========   ============

Net loss per limited
  partner unit          $     (32.01) $    (59.09) $    (31.74)  $   (63.72)  $     (73.51)
                          ===========  ===========  ===========   ==========   ============

Outstanding weighted
  limited partner
units                         10,000       10,000       10,000       10,000         10,000
                          ===========  ===========  ===========   ==========   ============

Note 1 - Loss from operations for the years ended March 31, 2005 and 2004 includes a charge for impairment losses on investments in limited partnerships of $127,956, and $124,048, respectively. (See Note 2 to the audited financial statements.)

                                         For the Years Ended
                                              March 31
                          -----------------------------------------------------------------

                             2005         2004         2003         2002          2001
                          -----------  -----------  -----------   ----------   ------------
                          (unaduited)
Net cash provided by
  (used in):
  Operating activities  $   (44,610)  $  (43,185)  $  (45,048)  $  (35,847)  $     (18,169)
  Investing activities       13,894       27,494        5,803          925          20,169
                         -----------  -----------  -----------   -----------   -----------

Net change in cash
and Cash equivalents        (30,716)     (15,691)     (39,245)     (34,922)          2,000

Cash and cash
equivalents,
  beginning of period       222,356      238,047      277,292      312,214         310,214
                         -----------  -----------  -----------   -----------   ------------

Cash and cash
equivalents,
  end of period         $   191,640   $  222,356   $  238,047   $  277,292   $     310,214
                         ===========  ===========  ===========   ==========    ============

Low Income Housing Credits per Unit were as follows for the years ended December 31:

                                      2004          2003           2002           2001            2000
                                   -----------   ------------   ------------   ------------    ----------

Federal                          $        118  $         119   $       146    $       145    $       149

State                                       -              -             -              -              -
                                   -----------   ------------   ------------   ------------   -----------

Total                            $        118  $         119   $       146    $       145    $       149
                                   ===========   ============   ============   ============   ===========

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

Critical Accounting Policies and Certain Risks and Uncertainties

The Partnership believes that the following discussion addresses the Partnership's most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Partnership's reported financial results, and certain of the Partnership's risks and uncertainties.

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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low-Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (See Notes 2 and 3 to the financial statements).

Equity in losses of limited partnerships for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available.

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

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Financial Condition

The Partnership's assets at March 31, 2005 consisted primarily of $192,000 in cash and aggregate investments in the 21 Local Limited Partnerships of $1,121,000. Liabilities at March 31, 2005 were $179,000 of which $177,000 was accrued annual management fees and reimbursement for expenses paid by the General Partner and/or its affiliates and $2,000 was a payable to a limited partnership.

Results of Operations

Year  Ended  March  31,  2005   Compared  to  Year  Ended  March  31,  2004  The
Partnership's net loss for the year ended March 31, 2005 was $(323,000), reflecting a decrease of $274,000 from the net loss experienced for the year ended March 31, 2004. The decrease in net loss is due to equity in losses from limited partnerships which decreased by $277,000 to $(123,000) for the year ended March 31, 2005 from $(400,000) for the year ended March 31, 2004. Equity in losses of limited partnerships decreased from the prior year due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at March 31, 2005. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Which was offset by an increase in loss from operations of approximately $(3,000) due to a decrease in amortization of acquisition fees and costs of $8,000, a $(4,000) increase in impairment loses, a $(4,000) increase in other operating expenses and a $(3,000) decrease in total income.

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

Liquidity and Capital Resources

Year Ended March 31, 2005 Compared to Year Ended March 31, 2004 Net cash used during the year ended March 31, 2005 was $(31,000) compared to net cash used for the year ended March 31, 2003 of $(16,000). The change was primarily due to a $(13,000) decrease of cash provided by investing activities due to the $(13,000) decrease in distributions received from limited partnerships. Along with a $(2,000) decrease in cash used in operating activities.

Year Ended March 31, 2004 Compared to Year Ended March 31, 2003 Net cash used during the year ended March 31, 2004 was $(16,000) compared to net cash used for the year ended March 31, 2003 of $(39,000). The change was primarily due to a $21,000 increase of cash provided by investing activities due to the $21,000 increase in distributions received from limited partnerships.

The financial statements of one Local Limited Partnership were prepared assuming the limited partnership will continue as a going concern. The auditor for this entity has expressed substantial doubt as to this entity's ability to continue as a going concern as a result of the property tax issue discussed below. The Partnership had a $0 remaining investment in such Local Limited Partnership at March 31, 2005 and 2004. The Partnership's original investment in the Local Limited Partnership approximated $1,691,585. Through December 31, 2004, the Local Limited Partnership has had recurring losses, working capital deficiencies and has not been billed for certain property tax expenses due since 1994. The Local Limited Partnership is seeking abatement or an extended payment plan to pay down certain of these liabilities; however, if the Local Limited Partnership is unsuccessful, additional funding may be requested from the Partnership. In the event the Local Limited Partnership is required to liquidate or sell its property, the net proceeds could be significantly less than the carrying value of such property. As of December 31, 2004 and 2003, the carrying value of such property on the books and records of the Local Limited Partnership totaled $5,918,598 and $6,114,888, respectively.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2005, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership disclosed below.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of March 31, 2005:

                                  2006       2007       2008        2009       2010      Thereafter    Total

                                ---------  ---------  ---------   ---------  ---------  ----------   ----------

Asset Management Fees (1)     $  211,167  $   42,000  $  42,000  $   42,000  $  42,000  $ 1,680,000  $ 2,059,167
Capital Contributions
   Payable to Lower Tier
   Partnerships                    2,303           -          -           -          -            -        2,303
                                ---------  ---------  ---------   ---------  ---------   ----------   ----------
Total contractual cash
   obligations                $  213,470  $   42,000  $  42,000  $   42,000  $  42,000  $ 1,680,000  $ 2,061,470
                                =========   =========  =========  =========  =========   ==========   ==========

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2050. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2050. Amounts due to the General Partner as of March 31, 2005 have been included in the 2006 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For  additional   information   regarding  asset  management  fees  and  capital
contributions payable to Local Limited Partnerships, see Notes 3 and 4 to the financial statements included elsewhere herein.

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

Impact of New Accounting Pronouncements

As of March 31,  2004,  the  Partnership  adopted FASB  Interpretation  No. 46 -
Revised, Consolidation of Variable Interest Entities ("FIN46R"). FIN 46R provides guidance as to when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements, and when a company should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary because a primary beneficiary absorbs the majority of the entity's expected losses, the majority of the expected residual returns, or both.

Under FIN 46R, the Local Limited Partnerships in which the Partnership invests are VIEs. However, management does not consolidate the Partnership's interests in these VIE's under FIN46R, as the Partnership is not considered the primary beneficiary. Rather, the Partnership currently records the amount of the investment in the Local Limited Partnerships as an asset in the balance sheet, and recognizes its share of Local Limited Partnership income or loss in the statement of operations.

The Partnership's balance in its investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss is mitigated by the condition and financial performance of the underlying properties, as well as the strength of the Local General Partners and their guarantee against credit recapture.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not anticipate a material effect upon the adoption of this statement.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                                 BALANCE SHEETS

 Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.


                                                                               March 31
                                                                    -------------------------------

                                                                        2005              2004
                                                                    --------------    -------------

ASSETS

Cash                                                              $       191,640   $      222,356
Investments in limited partnerships (Notes 2 and 3)                     1,121,294        1,395,876
                                                                    --------------    -------------

                                                                  $     1,312,934   $    1,618,232
                                                                    ==============    =============

LIABILITIES AND PARTNERS' EQUITY
  (DEFICIT)

Liabilities:
   Payable to a limited partnership (Note 4)                      $         2,303   $        2,303
   Accrued fees and advances due to General
     Partner and affiliate (Note 3)                                       177,069          158,992
                                                                    --------------    -------------

     Total liabilities                                                    179,372          161,295
                                                                    --------------    -------------

Commitments and contingencies

Partners' equity (deficit):
   General partner                                                        (88,565)         (85,332)
   Limited partners (10,000 units authorized,
     10,000 units issued and outstanding)                               1,222,127        1,542,269
                                                                    --------------    -------------

     Total partners' equity                                             1,133,562        1,456,937
                                                                    --------------    -------------

                                                                  $     1,312,934   $    1,618,232
                                                                    ==============    =============



                 See accompanying notes to financial statements
                                       18

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.


                                                                       For the Years Ended
                                                                             March 31
                                                            -------------------------------------------

                                                               2005            2004           2003
                                                            ------------   -------------   ------------

Interest income                                           $         667  $        2,093   $      3,714
Other income                                                     10,179          12,238          7,475
                                                            ------------   -------------   ------------

Total income                                                     10,846          14,331         11,189
                                                            ------------   -------------   ------------

Operating expenses:
   Amortization (Notes 2 and 3)                                   9,924          17,988         23,812
   Asset management fees (Note 3)                                42,000          42,000         42,000
   Impairment loss (Note 2)                                     127,956         124,048              -
   Accounting                                                    21,550          19,176         19,919
   Other                                                          9,983           8,275          6,806
                                                            ------------   -------------   ------------

    Total operating expenses                                    211,413         211,487         92,537
                                                            ------------   -------------   ------------

Loss from operations                                           (200,567)       (197,156)       (81,348)

Equity in losses of limited
  partnerships (Note 2)                                        (122,808)       (399,732)      (239,249)
                                                            ------------   -------------   ------------

Net loss                                                  $    (323,375)$      (596,888)  $   (320,597)
                                                            ============   =============   ============

Net loss allocated to:
   General Partner                                        $      (3,233)$        (5,969)  $     (3,206)
                                                            ============   =============   ============

   Limited Partners                                       $    (320,142)$      (590,919)  $   (317,391)
                                                            ============   =============   ============

Net loss per limited partner unit                         $      (32.01)$        (59.09)  $     (31.74)
                                                            ============   =============   ============

Outstanding weighted limited
  partner units                                                  10,000          10,000         10,000
                                                            ============   =============   ============



                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                For The Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.


                                                               General            Limited              Total
                                                               Partner            Partners
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2002              $        (76,157)  $     2,450,579    $      2,374,422

Net loss                                                            (3,206)         (317,391)           (320,597)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2003                       (79,363)        2,133,188           2,053,825

Net loss                                                            (5,969)         (590,919)           (596,888)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2004                       (85,332)        1,542,269           1,456,937

Net loss                                                            (3,233)         (320,142)           (323,375)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2005              $        (88,565)  $     1,222,127    $     (1,133,562)
                                                            ===============    ===============     ===============



                 See accompanying notes to financial statements
                                       20

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.


                                                                                       For the Years Ended
                                                                                            March 31
                                                                         ------------------------------------------------

                                                                            2005            2004              2003
                                                                         -----------    --------------   ----------------


Cash flows from operating activities:
   Net loss                                                             $  (323,375)  $      (596,888)  $       (320,597)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
    Amortization                                                              9,924            17,988             23,812
    Equity in losses of limited
      partnerships                                                          122,808           399,732            239,249
    Impairment loss                                                         127,956           124,048                  -
    Increase in accrued fees and
      expenses due to General Partner
      and affiliates                                                         18,077            11,935             12,488
                                                                         -----------    --------------   ----------------

Net cash used in operating activities                                       (44,610)          (43,185)           (45,048)
                                                                         -----------    --------------   ----------------

Cash flows from investing activities:
   Distributions from limited
     partnerships                                                            13,894            27,494              5,803
                                                                         -----------    --------------   ----------------


Net decrease in cash and cash equivalents                                   (30,716)          (15,691)           (39,245)

Cash and cash equivalents, beginning of period                              222,356           238,047            277,292
                                                                         -----------    --------------   ----------------

Cash and cash equivalents, end of period                               $    191,640   $       222,356   $        238,047
                                                                         ===========    ==============   ================

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
   Taxes paid                                                          $        800   $           800   $            800
                                                                         ===========    ==============   ================

                 See accompanying notes to financial statements
                                       21

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.



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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

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

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Exit Strategy
-------------

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, the Partnership is continuing to review the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. The Partnership's review will consider many factors, including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the Limited Partners from the sale of the property.

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

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low-Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 2).

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Management's estimate for the three-monthperiod is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 3). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2005 and 2004, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At March 31, 2005, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

Reclassifications
-----------------

Certain reclassifications have been made to the 2004 and 2003 financial statements to be consistent with the 2005 presentation.

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

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

New Accounting Pronouncements
-----------------------------

As of March 31,  2004,  the  Partnership  adopted FASB  Interpretation  No. 46 -
Revised, Consolidation of Variable Interest Entities ("FIN46R"). FIN 46R provides guidance as to when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements, and when a company should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary because a primary beneficiary absorbs the majority of the entity's expected losses, the majority of the expected residual returns, or both.

Under FIN 46R, the Local Limited Partnerships in which the Partnership invests are VIEs. However, management does not consolidate the Partnership's interests in these VIE's under FIN46R, as the Partnership is not considered the primary beneficiary. Rather, the Partnership currently records the amount of the investment in the Local Limited Partnerships as an asset in the balance sheet, and recognizes its share of Local Limited Partnership income or loss in the statement of operations.

The Partnership's balance in its investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss is mitigated by the condition and financial performance of the underlying properties, as well as the strength of the Local General Partners and their guarantee against credit recapture.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not anticipate a material effect upon the adoption of this statement.

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

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2005 and 2004, are approximately $1,890,000 and $1,403,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, impairment losses recorded in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnership's financial statements. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

                WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

A loss in value from a Local Limited Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the fund and the estimated residual value of the investment. Accordingly, the Partnership recorded an impairment loss of $127,956 and $124,048 during the years ended March 31, 2005 and 2004, respectively.

At March 31, 2005, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2005, 2004 and 2003 amounting to approximately $561,000, $354,000 and $332,000, respectively, have not been recognized. As of March 31, 2005, the aggregate share of net losses not recognized by the Partnership amounted to $1,811,000.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                                For the Years Ended
                                                                                     March 31
                                                                ----------------------------------------------------

                                                                     2005               2004              2003
                                                                ----------------   ---------------    --------------

Investments per balance sheet,
    beginning of period                                       $       1,395,876  $      1,965,138   $     2,234,002
Distributions received from limited
    partnerships                                                        (13,894)          (27,494)           (5,803)
Equity in losses of limited partnerships                               (122,808)         (399,732)         (239,249)
Impairment loss                                                        (127,956)         (124,048)                -
Amortization of paid acquisition fees
    and costs                                                            (9,924)          (17,988)          (23,812)
                                                                ----------------   ---------------    --------------

Investments per balance sheet,
    end of period                                             $       1,121,294  $      1,395,876   $     1,965,138
                                                                ================   ===============    ==============

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

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

                                                   COMBINED CONDENSED BALANCE SHEETS

                                                                                     2004               2003
                                                                                ---------------    ---------------

ASSETS

Buildings and improvements, net of accumulated
  depreciation as of December 31, 2004 and 2003 of
$10,961,000 and  $ 9,941,414, respectively                                    $     23,747,000   $     24,858,000
Land                                                                                 1,692,000          1,674,000
Due from related parties                                                                 8,000             13,000
Other assets                                                                         2,432,000          2,362,000
                                                                                ---------------    ---------------

                                                                              $     27,879,000   $     28,907,000
                                                                                ===============    ===============

LIABILITIES

Mortgage loans payable                                                        $     25,414,000   $     24,752,000
Due to related parties                                                                 871,000            914,000
Other liabilities                                                                    1,198,000          1,969,000
                                                                                ---------------    ---------------

                                                                                    27,483,000         27,635,000
                                                                                ---------------    ---------------

PARTNERS' CAPITAL  (DEFICIT)

WNC Housing Tax Credits Fund IV, L.P., Series 1                                       (769,000)            (7,000)
Other partners                                                                       1,165,000          1,279,000
                                                                                ---------------    ---------------

                                                                                       396,000          1,272,000
                                                                                ---------------    ---------------

                                                                              $     27,879,000   $     28,907,000
                                                                                ===============    ===============

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                                              COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2004                2003               2002
                                                            ---------------     ---------------    ---------------

Revenues                                                  $      3,837,000   $       3,746,000   $      3,581,000
                                                            ---------------     ---------------    ---------------

Expenses:
  Operating expenses                                             2,692,000           2,583,000          2,251,000
  Interest expense                                                 785,000             833,000            860,000
  Depreciation and amortization                                  1,066,000           1,078,000          1,076,000
                                                            ---------------     ---------------    ---------------

   Total expenses                                                4,543,000           4,494,000          4,187,000
                                                            ---------------     ---------------    ---------------

Net loss                                                  $       (706,000)  $        (748,000)  $       (606,000)
                                                            ===============     ===============    ===============

Net loss allocable to the Partnership                     $       (695,000)  $        (736,000)  $       (597,000)
                                                            ===============     ===============    ===============

Net loss recorded by the Partnership                      $       (123,000)  $        (400,000)  $       (239,000)
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

The financial statements of one Local Limited Partnership were prepared assuming the limited partnership will continue as a going concern. The auditor for this entity has expressed substantial doubt as to this entity's ability to continue as a going concern as a result of the property tax issue discussed below. The Partnership had $0 remaining investment in such Local Limited Partnership at March 31, 2005 and 2004. The Partnership's original investment in the Local Limited Partnership approximated $1,691,585. Through December 31, 2004, the Local Limited Partnership has had recurring losses, working capital deficiencies and has not been billed for certain property tax expenses due since 1994. The Local Limited Partnership is seeking abatement or an extended payment plan to pay down certain of these liabilities; however, if the Local Limited Partnership is unsuccessful, additional funding may be requested from the Partnership. In the event the Local Limited Partnership is required to liquidate or sell its property, the net proceeds could be significantly less than the carrying value of such property. As of December 31, 2004 and 2003, the carrying value of such property on the books and records of the Local Limited Partnership totaled $918,598 and $6,114,888, respectively.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

          Acquisition fees of up to 8% of the gross proceeds from the sale of Partnership units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $800,000. Accumulated amortization of these capitalized costs was $706,741 and $616,251 as of March 31, 2005 and 2004, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2005, $80,565, $140,544 and $49,656 of the related expense was reflected as equity in losses of limited partnerships during the years ended March 31, 2005, 2004 and 2003, respectively, to reduce the respective net acquisition fee component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

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

          An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages, for the life of the Partnership. Management fees of $42,000 were incurred during each of the years ended March 31, 2005, 2004 and 2003, of which $30,000 was paid during each of the years.

          The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were approximately $25,500 and $27,500 during the years ended March 31, 2005 and 2004, respectively.

          A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 16% through December 31, 2004 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred in the three year period ended March 31, 2005.

          An affiliate of the General Partner provides management services for one of the properties in the limited partnerships. Management fees were earned by the affiliate in the amount of $37,275, $35,780 and $33,926 for the years ended March 31, 2005, 2004 and 2003, respectively.

The accrued fees and advances due to the General Partner and affiliates consist of the following at:

                                                                                             March 31
                                                                                   ------------------------------
                                                                                        2005             2004
                                                                                   -------------    -------------

Reimbursement for expenses paid by the General Partner
  and/or an affiliate                                                            $        7,902   $        1,825

Asset management fee payable                                                            169,167          157,167
                                                                                   -------------    -------------
                                                                                 $      177,069   $      158,992
                                                                                   =============     ============

The General Partner does not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

                 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

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

NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2005
               ----

Income                                $          2,000     $         4,000    $            -     $        5,000

Operating expenses                             (16,000)            (30,000)          (22,000)          (143,000)

Equity in losses of limited
     partnerships                              (19,000)            (19,000)          (18,000)           (67,000)

Net loss                                       (33,000)            (45,000)          (40,000)          (205,000)

Net Loss available to limited
     partners                                  (33,000)            (45,000)          (39,000)          (203,000)

Net Loss per limited partner unit                   (3)                 (4)               (4)               (20)

               2004

Income                                $          3,000     $         4,000    $            -     $        7,000

Operating expenses                             (24,000)            (31,000)          (18,000)          (138,000)

Equity in losses of limited
     partnerships                              (48,000)            (48,000)          (48,000)          (256,000)

Net loss                                       (69,000)            (75,000)          (66,000)          (387,000)

Net Loss available to limited
     partners                                  (68,000)            (75,000)          (65,000)          (383,000)

Net Loss per limited partner unit                   (7)                 (7)               (7)               (38)

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Associates is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.         Chairman of the Board
Wilfred N. Cooper, Jr.         President and Chief Executive Officer
David N. Shafer, Esq.          Executive Vice President
Sylvester P. Garban            Senior Vice President - Institutional Investments
Thomas J. Riha, CPA            Senior Vice President - Chief Financial Officer
Michael J. Gaber               Senior Vice President - Acquisitions
Edward W. Peters               President WNC Management, Inc.

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., David N. Shafer, and Kay L. Cooper. The principal shareholder of Associates is a trust established by Wilfred N. Cooper, Sr. and Kay L. Cooper.

Wilfred N. Cooper, Sr., age 73, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives. Mr. Cooper is a Life Director of the National Association of Home Builders, a National Trustee for NAHB's Political Action Committee, and a past Chairman of NAH's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Board of Governors, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 41, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President and a Director of, and a registered principal with, WNC Capital Corporation, and is a Director and Vice President of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHC Monthly
                                   ----------------------------     ------------
Report,  a  Steering  Member  of  the  Housing  Credit  Group  of  the  National
------
Association of Home Builders, a member of the Tax Policy Council for the National Trust for Historic Preservation, a member of the Advisory Board of the New York State Association for Affordable Housing, a member of the Urban Land Institute and a member of TEC International. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 52, is Executive Vice President, a Director and a member of the Acquisition Committee of Associates, and a Director, Vice President and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Sylvester  P.  Garban,   age  58,  is  Senior  Vice  President  -  Institutional
Investments of Associates and a registered principal with WNC Capital Corporation. Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice
President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 49, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and Vice President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Michael J. Gaber, age 38, is Senior Vice President - Acquisitions and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and a Vice President of WNC Management, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Edward W. Peters, age 52, is President of WNC Management, Inc. He has more than 12 years of experience in all facets of property management. Prior to joining WNC in 2003, Mr. Peters served as Vice President and Director of Property Management at Design Center Housing Services, Inc. and as Director at John Stewart Company. He is a licensed real estate broker in the State of California, a certified occupancy specialist (COS), and holds two national housing compliance certificates: the housing credit compliance professional (HCCP) and the national credit compliance professional-executive (NCP-e). Mr. Peters is a Director of the Affordable Housing Management Association and graduated from Rutgers University in 1990 with a Master of Science degree in social work and in 1983 from Antioch University with a Master of Science degree in education.

Kay L. Cooper, age 68, is a Director of Associates. Mrs. Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

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

Item 11.  Executive Compensation:

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to TCP IV or Associates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee accrues in an amount greater of (i) $2,000 per multi-family housing complex, or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on the change in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the indebtedness related to the Housing Complexes. Fees of $42,000 were incurred during the years ended March 31, 2005, 2004 and 2003. The Partnership paid the General Partner or its affiliates $30,000 of those fees during the years ended March 31, 2005, 2004 and 2003.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the return on investment to the Limited
     Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class, on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 16% through December 31, 2004, and
     (ii) 6% for the balance of the Partnership's term. No disposition fees have been incurred.

(c) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $25,500, $27,500 and $25,000 during the years ended March 31, 2005, 2004 and 2003, respectively.

(d) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $11,000, $15,000 and $15,000 for the General Partner for the tax years ending December 31, 2004, 2003 and 2002, respectively. The General Partner is also entitled to receive a percentage of cash distributions. There were no distributions of cash to the General Partner during the years presented.

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

Item 13.  Certain Relationships and Related Transactions

     The  General  Partner  manages  all  of  the  Partnership's   affairs.  The
     transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partne's interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.

Item 14.  Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership's independent registered public accounting firm for the years ended March 31:

                                             2005                2004
                                        ---------------     ---------------

Audit Fees                            $         18,550     $        19,351
Audit-related Fees                                   -                   -
Tax Fees                                         3,000               1,625
All Other Fees                                       -                   -
                                        ---------------     ---------------

TOTAL                                 $         21,550     $        20,976
                                        ===============     ===============


The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership's independent registered public accounting firm are preapproved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

(a)(1) List of Financial statements included in Part II hereof:
       --------------------------------------------------------
       Unaudited Balance Sheets, March 31, 2005 and 2004
       Unaudited Statements of Operations for the years ended March 31, 2005, 2004 and 2003
       Unaudited Statements of Partners' Equity (Deficit) for the years ended March 31, 2005, 2004 and 2003
       Unaudited Statements of Cash Flows for the years ended March 31, 2005, 2004 and 2003
       Unaudited Notes to Financial Statements

(a)(2) List of Financial statement schedule included in Part IV hereof:
       ---------------------------------------------------------------
       Unaudited Schedule III - Real Estate Owned by Local Limited Partnerships

(a)(3) Exhibits.
       ---------

3.1 Articles of incorporation and by-laws: The registrant is not incorporated. The Partnership Agreement filed as Exhibit 28.1 to Form 10-K for fiscal year ended December 31, 1995 is hereby incorporated herein by reference as Exhibit 3.1.

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2003. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2003. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

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

99.22 Financial Statements of Regency Court, as of and for the years ended December 31, 2003 and 2002 together with Independent Auditors' Report thereon; filed as exhibit 99.6 on Form 10-K dated March 31, 2004; a significant subsidiary of the Partnership.

99.23 Financial Statements of Laurel Creek Apartments, as of and for the years ended December 31, 2004 and 2003 together with Independent Auditors' Report thereon; a significant subsidiary of the Partnership. (filed herewith)

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                           ------------------------------------------ --------------------------------------------------------------
                                    As of March 31, 2005                                   As of December 31, 2004
                           ------------------------------------------ --------------------------------------------------------------
                                    Total Investment   Amount of       Mortgage Loans of   Property                         Net
                                    in Local Limited   Investment      Local Limited       and             Accumulated      Book
Partnership Name    Location        Partnership        Paid to Date    Partnerships        Equipment       Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------

                    Alpine,
Alpine Manor, L.P.  Texas           $  195,000        $  195,000      $  895,000         $ 1,171,000      $  306,000     $  865,000

Baycity Village
Apartments,
Limited             Baytown,
Partnership         Texas              301,000           301,000       1,413,000           1,841,000         741,000      1,100,000

Beckwood Manor
Seven Limited       Marianna,
Partnership         Arkansas           307,000           307,000       1,367,000           1,805,000         712,000      1,093,000

Briscoe Manor
Limited             Galena,
Partnership         Maryland           308,000           308,000       1,464,000           1,845,000         692,000      1,153,000

Evergreen Four
Limited             Maynard,
Partnership         Arkansas           195,000           195,000         855,000           1,129,000         441,000        688,000

Fawn Haven
Limited             Manchester,
Partnership         Ohio               167,000           167,000         838,000           1,075,000         444,000        631,000

Fort Stockton       Ft. Stockton,
Manor, L.P.         Texas              224,000           224,000       1,032,000           1,248,000         307,000        941,000

                    Gallup,
Hidden Valley       New
Limited Partnership Mexico             412,000           412,000       1,460,000           2,016,000         538,000      1,478,000


HOI Limited         Lenoir,
Partnership Of      North
Lenoir              Carolina           198,000           198,000         497,000           1,174,000         379,000        795,000

Indian Creek        Bucyrus,
Limited Partnership Ohio               306,000           306,000       1,441,000           1,778,000         664,000      1,114,000

                    San Luis
Laurel Creek        Obispo,
Apartments          California       1,030,000         1,030,000         541,000           2,165,000         738,000      1,427,000

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                           ------------------------------------------ --------------------------------------------------------------
                                    As of March 31, 2005                                   As of December 31, 2004
                           ------------------------------------------ --------------------------------------------------------------
                                    Total Investment   Amount of       Mortgage Loans of   Property                         Net
                                    in Local Limited   Investment      Local Limited       and             Accumulated      Book
Partnership Name    Location        Partnership        Paid to Date    Partnerships        Equipment       Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------


Madisonville Manor
Senior Citizens     Madisonville,
Complex, Ltd.       Texas              174,000           174,000         888,000           1,159,000         218,000        941,000

Mt. Graham          Safford,
Housing, Ltd.       Arizona            410,000           410,000       1,380,000           1,917,000         733,000      1,184,000

Northside Plaza     Angleton,
Apartments, Ltd.    Texas              282,000           282,000       1,335,000           1,755,000        351,000       1,404,000

Pampa Manor, L.P.   Pampa, Texas       180,000           180,000         831,000           1,033,000        263,000         770,000

Regency Court       Monrovia,
Partners            California       1,692,000          1,690,000      4,858,000           7,708,000      1,789,000       5,919,000

Sandpiper Square,   Aulander,
a Limited           North
Partnership         Carolina           219,000            219,000        930,000           1,236,000        321,000         915,000

Seneca Falls        Seneca
East Apartments     Falls, New
Company II, L.P.    York               270,000            270,000        878,000           1,238,000        287,000         951,000

Vernon Manor, L.P.  Vernon, Texas      177,000            177,000        739,000             905,000        228,000         677,000

Waterford Place,    Calhoun
a Limited           Falls, South
Partnership         Carolina           272,000            272,000      1,157,000           1,503,000        623,000         880,000

Yantis
Housing, Ltd.       Yantis, Texas      145,000            145,000        615,000             699,000        186,000         513,000
                                 -------------      -------------   ------------        ------------   ------------    -------------
                                  $  7,464,000       $  7,462,000   $ 25,414,000        $ 36,400,000   $ 10,961,000    $ 25,439,000
                                 =============       ============   ============        ============    ===========    =============

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                              --------------------------------------------------------------------------------------
                                                      For the year ended December 31, 2004
                              --------------------------------------------------------------------------------------
                                                    Net Income     Year Investment                Estimated Useful
      Partnership Name          Rental Income         (Loss)          Acquired         Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------

Alpine Manor, L.P.                     $ 124,000       $ (15,000)       1994           Completed         40

Baycity Village Apartments,
Limited Partnership                      301,000        (110,000)       1994           Completed         30

Beckwood Manor Seven Limited
Partnership                              172,000         (80,000)       1993           Completed       27.5

Briscoe Manor Limited
Partnership                              190,000         (28,000)       1994           Completed       27.5

Evergreen Four Limited
Partnership                              100,000         (22,000)       1994           Completed       27.5

Fawn Haven Limited
Partnership                               81,000         (30,000)       1994           Completed       27.5

Fort Stockton Manor, L.P.                140,000         (19,000)       1994           Completed         40

Hidden Valley Limited
Partnership                              192,000         (13,000)       1994           Completed         40

HOI Limited Partnership Of
Lenoir                                   163,000         (14,000)       1993           Completed         40

Indian Creek Limited
Partnership                              144,000         (37,000)       1994           Completed       27.5

Laurel Creek Apartments                  220,000          24,000        1994           Completed       27.5

Madisonville Manor Senior
Citizens Complex, Ltd.                   121,000          (2,000)       1994           Completed         50

Mt. Graham Housing, Ltd.                 183,000         (51,000)       1994           Completed       27.5

Northside Plaza Apartments,
Ltd.                                     173,000         (10,000)       1994           Completed         50

Pampa Manor, L.P.                         97,000         (20,000)       1994           Completed         40

Regency Court Partners                   758,000        (188,000)       1994           Completed         40

Sandpiper Square, a Limited
Partnership                              104,000         (24,000)       1994           Completed         35

Seneca Falls East Apartments
Company II, L.P.                         169,000         (24,000)       1998           Completed         40

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                              --------------------------------------------------------------------------------------
                                                      For the year ended December 31, 2004
                              --------------------------------------------------------------------------------------
                                                    Net Income     Year Investment                Estimated Useful
      Partnership Name          Rental Income         (Loss)          Acquired         Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------

Vernon Manor, L.P.                       106,000          (6,000)       1994           Completed         40

Waterford Place, a Limited
Partnership                              128,000         (35,000)       1994           Completed         40

Yantis Housing, Ltd.                      92,000          (2,000)       1994           Completed         40
                                     -----------      -----------
                                     $ 3,758,000      $ (706,000)
                                      ==========       ==========

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                           ------------------------------------------ --------------------------------------------------------------
                                    As of March 31, 2004                                   As of December 31, 2003
                           ------------------------------------------ --------------------------------------------------------------
                                    Total Investment   Amount of       Mortgage Loans of   Property                         Net
                                    in Local Limited   Investment      Local Limited       and             Accumulated      Book
Partnership Name    Location        Partnership        Paid to Date    Partnerships        Equipment       Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------

                     Alpine,
Alpine Manor, L.P.   Texas           $  195,000        $  195,000      $  900,000          $ 1,171,000      $  278,000    $  893,000

Baycity Village
Apartments,         Baytown,
Limited Partnership Texas              301,000           301,000       1,428,000            1,838,000         677,000      1,161,000

Beckwood Manor
Seven Limited       Marianna,
Partnership         Arkansas           307,000           307,000       1,372,000            1,805,000         651,000      1,154,000

Briscoe Manor       Galena,
Limited Partnership Maryland           308,000           308,000       1,470,000            1,845,000         633,000      1,212,000

Evergreen Four
Limited             Maynard,
Partnership         Arkansas           195,000           195,000         859,000            1,129,000         403,000        726,000

Fawn Haven
Limited             Manchester,
Partnership         Ohio               167,000           167,000         843,000            1,073,000         407,000        666,000

Fort Stockton       Ft. Stockton
Manor, L.P.         Texas              224,000           224,000       1,037,000            1,248,000         277,000        971,000

                    Gallup,
Hidden Valley       New
Limited Partnership Mexico             412,000           412,000       1,466,000            2,005,000         482,000      1,523,000

HOI Limited         Lenoir,
Partnership Of      North
Lenoir              Carolina           198,000           198,000         512,000            1,174,000         346,000        828,000

Indian Creek        Bucyrus,
Limited Partnership Ohio               306,000           306,000       1,449,000            1,778,000         603,000      1,175,000

                    San Luis
Laurel Creek        Obispo,
Apartments          California       1,030,000         1,030,000         576,000            2,165,000         670,000      1,495,000

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                           ------------------------------------------ --------------------------------------------------------------
                                    As of March 31, 2004                                   As of December 31, 2003
                           ------------------------------------------ --------------------------------------------------------------
                                    Total Investment   Amount of       Mortgage Loans of   Property                         Net
                                    in Local Limited   Investment      Local Limited       and             Accumulated      Book
Partnership Name    Location        Partnership        Paid to Date    Partnerships        Equipment       Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------


Madisonville Manor
Senior Citizens     Madisonville,
Complex, Ltd.       Texas              174,000           174,000         892,000            1,154,000         188,000        966,000

Mt. Graham          Safford,
Housing, Ltd.       Arizona            410,000           410,000       1,387,000            1,908,000         664,000      1,244,000

Northside Plaza     Angleton,
Apartments, Ltd.    Texas              282,000           282,000       1,341,000            1,753,000         315,000      1,438,000

Pampa Manor, L.P.   Pampa, Texas       180,000           180,000         834,000            1,033,000         237,000        796,000

Regency             Monrovia,
Court Partners      California       1,692,000         1,690,000       4,045,000            7,707,000       1,593,000      6,114,000

Sandpiper Square,   Aulander,
a Limited           North
Partnership         Carolina           219,000           219,000         934,000            1,200,000         290,000        910,000

Seneca Falls        Seneca
East Apartments     Falls, New
Company II, L.P.    York               270,000           270,000         882,000           1,235,000         241,000        994,000

Vernon Manor, L.P.  Vernon, Texas      177,000           177,000         743,000             906,000         206,000        700,000

Waterford Place,    Calhoun
a Limited           Falls, South
Partnership         Carolina           272,000           272,000       1,163,000           1,503,000         574,000        929,000

Yantis
Housing, Ltd.       Yantis, Texas      145,000           145,000         619,000             843,000         206,000        637,000
                                   -----------        ----------     -----------         -----------     -----------    ------------
                                   $ 7,464,000       $ 7,462,000     $24,752,000         $36,473,000     $ 9,941,000     $26,532,000
                                   ===========       ===========     ===========         ===========     ===========    ============

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                              ---------------------------------------------------------------------------------------
                                                      For the year ended December 31, 2003
                              ---------------------------------------------------------------------------------------
                                                                       Year Investment               Estimated Useful
Partnership Name                     Rental Income        Net Loss     Acquired         Status       Life (Years)
---------------------------------------------------------------------------------------------------------------------

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

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                              ---------------------------------------------------------------------------------------
                                                      For the year ended December 31, 2003
                              ---------------------------------------------------------------------------------------
                                                                       Year Investment               Estimated Useful
Partnership Name                     Rental Income        Net Loss     Acquired         Status       Life (Years)
---------------------------------------------------------------------------------------------------------------------

Vernon Manor, L.P.                       107,000          (2,000)       1994           Completed         40

Waterford Place, a Limited
Partnership                              132,000         (39,000)       1994           Completed         40

Yantis Housing, Ltd.                      82,000         (17,000)       1994           Completed         40
                                     -----------     ------------
                                     $ 3,633,000     $  (748,000)
                                     ===========     ============

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                               -------------------------------------- --------------------------------------------------------------
                                    As of March 31, 2003                                   As of December 31, 2002
                               -------------------------------------- --------------------------------------------------------------
                                    Total Investment   Amount of       Mortgage Loans of   Property                         Net
                                    in Local Limited   Investment      Local Limited       and             Accumulated      Book
Partnership Name    Location        Partnership        Paid to Date    Partnerships        Equipment       Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------

                    Alpine,
Alpine Manor, L.P.  Texas           $  195,000         $  195,000      $ 904,000          $ 1,169,000      $  249,000      $ 920,000

Baycity Village
Apartments,
Limited             Baytown,
Partnership         Texas              301,000            301,000      1,442,000            1,837,000         613,000      1,224,000

Beckwood Manor
Seven Limited       Marianna,
Partnership         Arkansas           307,000            307,000      1,377,000            1,805,000         589,000      1,216,000

Briscoe Manor
Limited             Galena,
Partnership         Maryland           308,000            308,000      1,476,000            1,845,000         570,000      1,275,000

Evergreen Four
Limited             Maynard,
Partnership         Arkansas           195,000            195,000        862,000            1,129,000         364,000        765,000

Fawn Haven
Limited             Manchester,
Partnership         Ohio               167,000            167,000        847,000            1,072,000         370,000        702,000

Fort Stockton       Ft. Stockton,
Manor, L.P.         Texas              224,000            224,000      1,042,000            1,249,000         246,000      1,003,000

                    Gallup,
Hidden Valley       New
Limited Partnership Mexico             412,000            412,000      1,472,000            1,988,000         430,000      1,558,000

HOI Limited         Lenoir,
Partnership Of      North
Lenoir              Carolina           198,000            198,000        526,000            1,178,000         316,000        862,000

Indian Creek        Bucyrus,
Limited Partnership Ohio               306,000            306,000      1,456,000            1,776,000         543,000      1,233,000

                    San Luis
Laurel Creek        Obispo,
Apartments          California       1,030,000          1,030,000        609,000            2,165,000         602,000      1,563,000

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                               -------------------------------------- --------------------------------------------------------------
                                    As of March 31, 2003                                   As of December 31, 2002
                               -------------------------------------- --------------------------------------------------------------
                                    Total Investment   Amount of       Mortgage Loans of   Property                         Net
                                    in Local Limited   Investment      Local Limited       and             Accumulated      Book
Partnership Name    Location        Partnership        Paid to Date    Partnerships        Equipment       Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------

Madisonville Manor
Senior Citizens     Madisonville,
Complex, Ltd.       Texas              174,000            174,000        895,000           1,151,000         164,000        987,000

Mt. Graham          Safford,
Housing, Ltd.       Arizona            410,000            410,000      1,394,000           1,886,000         594,000       1,292,000

Northside Plaza     Angleton,
Apartments, Ltd.    Texas              282,000            282,000      1,348,000           1,745,000         280,000       1,465,000

Pampa Manor, L.P.   Pampa, Texas       180,000            180,000        838,000           1,032,000         212,000         820,000

Regency             Monrovia,
Court Partners      California       1,692,000          1,690,000      5,017,000           7,707,000       1,396,000       6,311,000

Sandpiper Square,   Aulander,
a Limited           North
Partnership         Carolina           219,000            219,000        938,000           1,193,000         261,000         932,000

Seneca Falls        Seneca
East Apartments     Falls, New
Company II, L.P.    York              270,000             270,000        885,000           1,229,000         195,000       1,034,000

Vernon Manor, L.P.  Vernon, Texas     177,000             177,000        745,000             905,000         184,000         721,000

Waterford Place,    Calhoun
a Limited           Falls, South
Partnership         Carolina          272,000             272,000      1,169,000           1,503,000         513,000         990,000

Yantis              Yantis,
Housing, Ltd.       Texas             145,000             145,000        622,000             842,000         185,000         657,000
                                  -----------         -----------    -----------        ------------     -----------     -----------
                                  $ 7,464,000         $ 7,462,000    $25,864,000         $36,406,000     $ 8,876,000     $27,530,000
                                  ===========         ===========    ===========        ============     ===========     ===========

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

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                              --------------------------------------------------------------------------------------
                                                      For the year ended December 31, 2002
                              --------------------------------------------------------------------------------------
                                                                      Year Investment                Estimated Useful
Partnership Name                    Rental Income       Net Loss      Acquired          Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------

Vernon Manor, L.P.                        96,000          (8,000)       1994           Completed         40

Waterford Place, a Limited
Partnership                              126,000         (46,000)       1994           Completed         40


Yantis Housing, Ltd.                      77,000         (24,000)       1994           Completed         40
                                      ----------       ----------
                                     $ 3,487,000      $ (606,000)
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

Date:  November 21, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By:      /s/ Wilfred N. Cooper, Jr.
         --------------------------
         Wilfred N. Cooper, Jr.,
         Chief Executive Officer, President and Director of
         WNC & Associates, Inc. (chief executive officer)

Date:  November 21, 2005




By:      /s/ Thomas J. Riha
         ------------------
         Thomas J. Riha,
         Senior Vice-President - Chief Financial Officer of
         WNC & Associates, Inc. (chief financial officer and principal accounting officer)

Date:  November 21, 2005




By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:  November 21, 2005




By:      /s/ David N. Shafer
        --------------------
         David N Shafer,
         Director of WNC & Associates, Inc.

Date:  November 21, 2005