Form 10-Q
period 2005-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2005-11-22
CIK 913496

Microsoft Word 11.0.5604;


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

                               INDEX TO FORM 10-Q

                      For the Quarter Ended June 30, 2005


PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

       Balance Sheets
         June 30, 2005 and March 31, 2005......................................3

       Statements of Operations
         For the Three Months Ended June 30, 2005 and 2004.....................4

       Statement of Partners' Equity (Deficit)
         For the Three Months Ended June 30, 2005..............................5

       Statements of Cash Flows
         For the Three Months Ended June 30, 2005 and 2004.....................6

       Notes to Financial Statements...........................................7

       Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................14

       Item 3. Quantitative and Qualitative Disclosures about Market Risk.....15

       Item 4. Procedures and Controls........................................15

PART II. OTHER INFORMATION

       Item 1.  Legal Proceedings.............................................15

       Item 2.  Changes in Securities and Use of Proceed......................15

       Item 3.  Defaults Upon Senior Securities...............................15

       Item 4.  Submission of Matters to a Vote of Security Holders...........15

       Item 5.  Other Information.............................................15

       Item 6.  Exhibits and Reports on Form 8-K..............................16

       Signatures.............................................................17

                                   WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                                        (A California Limited Partnership)

                                                  BALANCE SHEETS

                                                                       June 30, 2005            March 31, 2005
                                                                   ----------------------      ------------------
                                                                        (unaudited)               (unaudited)
ASSETS
Cash and cash equivalents                                        $              170,236      $          191,640
Investments in limited partnerships, net (Note 2)                             1,111,185               1,121,294
                                                                   ----------------------      ------------------

       Total assets                                              $            1,281,421      $        1,312,934
                                                                   ======================      ==================

LIABILITIES AND PARTNERS EQUITY (DEFICIT)

Liabilities:
  Payable to limited partnership (Note 4)                        $                2,303      $            2,303
  Accrued fees and expenses due to
    General Partner and affiliates (Note 3)                                     162,387                 177,069
                                                                   ----------------------      ------------------

    Total liabilities                                                           164,690                 179,372
                                                                   ----------------------      ------------------


Partners' equity (deficit):
     General Partner                                                            (88,733)                (88,565)
     Limited Partners (10,000 units authorized,
       10,000 units issued and outstanding)                                   1,205,464               1,222,127
                                                                   ----------------------      ------------------

     Total partners' equity                                                   1,116,731               1,133,562
                                                                   ----------------------      ------------------

                                                                 $            1,281,421      $        1,312,934
                                                                   ======================      ==================

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2005 and 2004
                                   (unaudited)

                                                  2005                                         2004
                                              Three Months                                  Three Months
                                      ------------------------------           ------------------------------------
Interest income                     $                          223           $                                202
Distribution income                                          2,569                                          1,500
Reporting fee income                                         2,456                                              -
                                      ------------------------------           ------------------------------------

    Total operating income                                   5,248                                          1,702
                                      ------------------------------           ------------------------------------

Operating expenses:
  Amortization (Note 2)                                      1,217                                          2,481
  Asset management fees (Note 3)                            10,500                                         10,500
  Legal & accounting                                           500                                            525
  Other                                                         65                                          1,950
  Printing                                                     905                                            841
                                      ------------------------------           ------------------------------------

      Total operating expenses                              13,187                                         16,297
                                      ------------------------------           ------------------------------------

Loss from operations                                        (7,939)                                       (14,595)

Equity in losses of limited
 partnerships (Note 2)                                      (8,892)                                       (18,461)
                                      ------------------------------           ------------------------------------

Net loss                            $                      (16,831)          $                            (33,056)
                                      ==============================           ====================================

Net loss allocated to:
  General Partner                   $                         (168)          $                               (331)
                                      ==============================           ====================================

  Limited Partners                  $                      (16,663)          $                            (32,725)
                                      ==============================           ====================================

Net loss per limited partner unit
                                    $                           (2)          $                                 (3)
                                      ==============================           ====================================

Outstanding weighted limited
 partner units                                              10,000                                         10,000
                                      ==============================           ====================================

                 See accompanying notes to financial statements

                                   WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                                        (A California Limited Partnership)

                                      STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                                     For the Three Months Ended June 30, 2005
                                                    (unaudited)

                                                           General              Limited
                                                           Partner              Partners                Total
                                                        ---------------    -------------------      ---------------
Partners' equity (deficit) at March 31, 2005          $       (88,565)  $          1,222,127      $     1,133,562

  Net loss                                                       (168)               (16,663)             (16,831)
                                                        ---------------    -------------------      ---------------

Partners' equity (deficit) at June 30, 2005           $       (88,733)  $          1,205,464      $     1,116,731
                                                        ===============    ===================      ===============

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2005 and 2004
                                   (unaudited)

                                                                               2005                     2004
                                                                         ------------------       -----------------
Cash flows from operating activities:
 Net loss                                                              $          (16,831)    $            (33,056)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
    Amortization                                                                    1,217                    2,481
    Equity in losses of limited partnerships                                        8,892                   18,461
    Change in accrued fees and expenses due to
      General Partner and affiliates                                              (14,682)                   1,175
                                                                         ------------------       -----------------

Net cash used in operating activities                                             (21,404)                 (10,939)
                                                                         ------------------       -----------------

Cash flows from investing activities:
    Distributions from limited partnerships                                             -                    3,009
                                                                         ------------------       -----------------

Net decrease in cash                                                              (21,404)                  (7,930)

Cash, beginning of period                                                         191,640                  222,356
                                                                         ------------------       -----------------

Cash, end of period                                                    $          170,236       $          214,426
                                                                         ==================       =================

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION
  Taxes paid                                                           $                -       $                -
                                                                         ==================       =================

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2005
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2005.

Organization
------------
WNC Housing Tax Credit Fund IV, L.P., Series 1, a California Limited Partnership (the "Partnership"), was formed on May 4, 1993 under the laws of the state of California, and commenced operations on October 20, 1993. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multi-family housing complexes(the "Housing Complex") that The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

The general partner of the Partnership is WNC Tax Credit Partners IV, L.P.("TCP IV"). The general partner of TCP IV is WNC & Associates, Inc.("Associates"). The chairman and president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates as neither TCP IV nor the Partnership have employees of their own.

The Partnership Agreement authorized the sale of up to 10,000 units at $1,000 per Unit ("Units"). The offering of Units concluded in July 1994 at which time 10,000 Units in the amount of $10,000,000 had been accepted. The General Partner has 1% interest in operating profits and losses, taxable income and losses,cash available for distribution from the Partnership and tax credits. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

After the Limited Partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contribution and subordinated disposition fee (as described in Note 3) from the remainder, any additional sale or refinancing remainder, any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

Certain Risks and Uncertainties
-------------------------------
An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the amount of proceeds available for distribution to Partnership, and the Partners, if any, on liquidation of the Partnerships investments. Some of those risks include the following:

The Low Income Housing Tax Credits rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In

                  WNC HOUSING TAX CREDIT FUND IV L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its limited partners. Low Income Housing Tax Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or a non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships nor the Local Limited Partnerships' investments in Housing Complexes are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to the limited partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

Substantially all of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Tax Credit compliance period, risks exist for potential recapture of prior Low Income Housing Tax Credits.

No trading market for the Units exists or is expected to develop. Limited Partners may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual limited partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

                 WNC HOUSING TAX CREDIT FUND IV L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------
The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 2).

Equity in losses of Limited Partnerships for the periods ended June 30, 2005 and 2004 have been recorded by the Partnership based on three months of reported results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

Offering Expenses
-----------------
Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. WNC is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $946,704 at the end of all periods presented.

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-Continued

                       For the Quarter Ended June 30, 2005
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Exit Strategy
-------------
The IRS compliance period for Low Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

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

Concentration of Credit Risk
----------------------------
At June 30, 2005, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

                 WNC HOUSING TAX CREDIT FUND IV L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2005
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
New Accounting Pronouncements
-----------------------------
As of March 31,  2004,  the  Partnership  adopted FASB  Interpretation  No. 46 -
Revised, Consolidation of Variable Interest Entities ("FIN46R"). FIN 46R provides guidance as to when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements, and when a company should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary because a primary beneficiary absorbs the majority of the entity's expected losses, the majority of the expected residual returns, or both.

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

                 WNC HOUSING TAX CREDIT FUND IV L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2005
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------
The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                               For the Three Months              For the Year Ended
                                                                   Months Ended                         Ended
                                                                   June 30, 2005                   March 31, 2005
                                                               ----------------------            -------------------
Investments per balance sheet,
  beginning of period                                       $             1,121,294            $         1,395,876
Distributions received from limited partnerships                                  -                        (13,894)
Equity in losses of limited partnerships                                     (8,892)                      (122,808)
Impairment loss                                                                   -                       (127,956)
Amortization of capitalized acquisition fees and costs                       (1,217)                        (9,924)
                                                               ----------------------            -------------------
Investments per balance sheet,
  end of period                                             $             1,111,185            $         1,121,294
                                                               ======================            ===================

Selected financial information for the three months ended June 30, 2005 and 2004 from the unaudited combined condensed financial statements of the limited partnership in which the Partnership has invested is as follows:

                                                                         2005                             2004
                                                                  -------------------            -------------------
          Revenues                                              $            959,000           $            936,000

          Expenses:
             Interest expense                                                196,000                        208,000
             Depreciation and amortization                                   267,000                        270,000
             Operating expenses                                              673,000                        645,000
                                                                  -------------------            -------------------

             Total expenses                                                1,136,000                      1,123,000
                                                                  -------------------            -------------------


          Net loss                                              $           (177,000)           $          (187,000)
                                                                  ===================            ===================


          Net loss allocable to the Partnership                 $           (174,000)           $          (184,000)
                                                                  ===================            ===================


          Net loss recorded by the Partnership                  $             (9,000)           $           (18,000)
                                                                  ===================            ===================

                 WNC HOUSING TAX CREDIT FUND IV L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2005
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. The base fee amount will be adjusted annually based on changes to the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Asset management fees of $10,500 were incurred for each of the three months ended June 30, 2005 and 2004. The Partnership paid $18,750 and $7,500 of those asset management fees for the three months ended June 30, 2005 and 2004, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee is an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 16% through December 31, 2004 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements are approximately $7,900 and $0 during the three months ended June 30, 2005 and 2004, respectively.

The accrued fees and advances due to General Partner and/or its affiliates consisted of the following:

                                                                      June 30, 2005               March 31, 2005
                                                                  ----------------------        --------------------
       Reimbursement for expenses paid by the General
          Partner and/or its affiliate                         $                  1,470      $                7,902
       Asset management fee payable                                             160,917                     169,167
                                                                  ----------------------        --------------------

                                                               $                162,387      $              177,069
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

                 WNC HOUSING TAX CREDIT FUND IV L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2005
                                   (unaudited)

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2005 and 2004, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2005 consisted primarily of $170,000 in cash and aggregate investments in the twenty-one Local Limited Partnerships of $1,111,000. Liabilities at June 30, 2005 consisted primarily of $162,000 in accrued asset annual management fees and reimbursement for expenses paid by the General Partner and its affiliates.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004. The Partnership's net loss for the three months ended June 30, 2005 was $(17,000), reflecting a decrease of $16,000 from the net loss experienced for the three months ended June 30, 2004 of $(33,000). The decrease in net loss is primarily due to equity in losses of Local Limited Partnerships which decreased by $10,000 to $(9,000) for the three months ended June 30, 2005 from $(19,000) for the three months ended June 30, 2004. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at June 30, 2005. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses of Local Limited Partnerships, the loss from operations decreased by approximately $6,000 to $(8,000) for the three months ended June 30, 2005 from $(14,000) for the three months ended June 30, 2004, which was contributed to a $1,000 increase in distribution income, $2,000 increase in reporting fee income, along with a $1,000 decrease in amortization and a $2,000 decrease in other operating expenses for the three months ended June 30, 2005.

Cash Flows

Three months Ended June 30, 2005 Compared to Three months Ended June 30, 2004. Net cash used during the three months ended June 30, 2005 was $(21,000) compared to net cash used by the three months ended June 30, 2004 of $(8,000). The increase in cash used was primarily due to an increase in cash used by operating activities of approximately $(10,000) which included a $16,000 decrease in accrued fees and expense due to General Partner and its affiliates, and a decrease in cash provided by investing activities of $(3,000) for the three months ended June 30, 2005.

During the three months ended June 30, 2005, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by approximately $15,000.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2005, to be sufficient to meet all currently foreseeable future cash requirements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         NOT APPLICABLE

Item 4.  Procedures and Controls

As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 2.  Changes in Securities and Use of Proceeds

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6. Exhibits and Reports on Form 8-K

(a)     Reports on Form 8-K.

        NONE

(b)     Exhibits.

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.(filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2    Section  1350  Certification  of  the  Chief  Financial  Officer. (filed herewith)
                                       16

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

WNC HOUSING TAX CREDIT FUND IV, L.P., Series 1

By: WNC Tax Credit Partners IV, L.P.       General Partner of the Registrant


By: WNC & ASSOCIATES, INC. General Partner of WNC Tax Credit Partners IV, L.P.





By:  /s/ Wilfred N. Cooper Jr.
------------------------------
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: November 21, 2005





By:  /s/ Thomas J. Riha
-----------------------
Thomas J. Riha,
Senior Vice President-Chief Financial Officer of WNC & Associates, Inc.

Date: November 21, 2005