Form 10-Q
period 2005-09-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2005-12-30
CIK 913496

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from          to
                                           ----------  ----------
                         Commission file number: 0-26048


                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 1

                  California                           33-0563307
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

Yes        No     X
   --------  ---------
Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes         No    X
   ---------  ---------

                     WNC HOUSING TAX FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended September 30, 2005


PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

         Balance Sheets
             September 30, 2005 and March 31, 2005.............................3

         Statements of Operations
           For the Three and Six Months Ended September 30, 2005 and 2004......4

         Statement of Partners' Equity (Deficit)
           For the Six Months Ended September 30, 2005.........................5

         Statements of Cash Flows
           For the Six Months Ended September 30, 2005 and 2004................6

         Notes to Financial Statements.........................................7

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

         Item 3. Quantitative and Qualitative Disclosures about Market Risk...15

         Item 4. Procedures and Controls......................................15

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................15

         Item 2.  Changes in Securities and Use of Proceed....................15

         Item 3.  Defaults Upon Senior Securities.............................15

         Item 4.  Submission of Matters to a Vote of Security Holders.........15

         Item 5.  Other Information...........................................15

         Item 6. Exhibits and Reports on Form 8-K.............................16

         Signatures...........................................................17

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                    September 30, 2005          March 31, 2005
                                                                   ----------------------      ------------------
                                                                        (unaudited)                (unaudited)
ASSETS
Cash and cash equivalents                                        $              170,671      $          191,640
Investments in limited partnerships, net (Note 2)                             1,098,842               1,121,294
                                                                   ----------------------      ------------------

       Total assets                                              $            1,269,513      $        1,312,934
                                                                   ======================      ==================

LIABILITIES AND PARTNERS EQUITY (DEFICIT)

Liabilities:
   Payable to limited partnership (Note 4)                       $                2,303      $            2,303
   Accrued fees and expenses due to
     General Partner and affiliates (Note 3)                                    178,624                 177,069
                                                                   ----------------------      ------------------

       Total liabilities                                                        180,927                 179,372
                                                                   ----------------------      ------------------


Partners' equity (deficit):
     General Partner                                                            (89,015)                (88,565)
     Limited Partners (10,000 units authorized,
       10,000 units issued and outstanding)                                   1,177,601               1,222,127
                                                                   ----------------------      ------------------

     Total partners' equity                                                   1,088,586               1,133,562
                                                                   ----------------------      ------------------

                                                                 $            1,269,513      $        1,312,934
                                                                   ======================      ==================

                 See accompanying notes to financial statements
                                       3

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2005 and 2004
                                   (unaudited)

                                                         2005                                      2004
                                       -----------------------------------------    ------------------------------------
                                          Three Months            Six months          Three Months          Six months
                                       -------------------     -----------------    -----------------      -------------
Interest income                      $               214      $             437    $             126     $          328
Distribution income                                6,059                  8,628                3,598              5,098
Reporting fee income                                   -                  2,456                    -                  -
                                       -------------------     -----------------    -----------------      -------------

                                                   6,273                 11,521                3,724              5,426
                                       -------------------     -----------------    -----------------      -------------

Operating expenses:
  Amortization (Note 2)                            1,217                  2,434                2,481              4,962
  Asset management fees (Note 3)                  10,500                 21,000               10,500             21,000
  Legal and accounting                            13,305                 13,805               16,300             16,825
  Other                                              504                  1,474                    -              2,791
                                       -------------------     -----------------    -----------------      -------------

    Total operating expenses                      25,526                 38,713               29,281             45,578
                                       -------------------     -----------------    -----------------      -------------


Loss from operations                             (19,253)               (27,192)             (25,557)           (40,152)
                                       -------------------     -----------------    -----------------      -------------

Equity in losses of
 limited partnerships (Note 2)                    (8,892)               (17,784)             (19,683)           (38,144)
                                       -------------------     -----------------    -----------------      -------------

Net loss
                                     $           (28,145)     $         (44,976)   $         (45,240)    $      (78,296)
                                       ===================     =================    =================      =============

Net loss allocated to:
  General partner
                                     $              (281)     $            (450)   $            (452)    $         (783)
                                       ===================     =================    =================      =============

  Limited partners
                                     $           (27,864)     $         (44,526)   $         (44,788)    $      (77,513)
                                       ===================     =================    =================      =============

Net loss per limited
 partner unit
                                     $                (3)     $              (4)   $              (4)    $           (8)
                                       ===================     =================    =================      =============
Outstanding weighted limited
 partner units                                    10,000                 10,000               10,000             10,000
                                       ===================     =================    =================      =============

                 See accompanying notes to financial statements
                                       4

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2005
                                   (unaudited)

                                                           General              Limited
                                                           Partner              Partners                Total
                                                        ---------------    -------------------      ---------------
Partners' equity (deficit) at March 31, 2005          $       (88,565)    $        1,222,127      $     1,133,562

Net loss                                                         (450)               (44,526)             (44,976)
                                                        ---------------    -------------------      ---------------

Partners' equity (deficit) at September 30, 2005      $       (89,015)    $        1,177,601      $     1,088,586
                                                        ===============    ===================      ===============

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2005 and 2004
                                   (unaudited)

                                                                               2005                     2004
                                                                         ------------------       -----------------
Cash flows from operating activities:
   Net loss                                                            $          (44,976)       $        (78,296)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Amortization                                                                  2,434                   4,962
      Equity in losses of limited partnerships                                     17,784                  38,144
      Change in accrued fees and expenses due to
        General Partner and affiliates                                              1,555                  (1,225)
                                                                         ------------------       -----------------

Net cash used in operating activities                                             (23,203)                (36,415)
                                                                         ------------------       -----------------

Cash flows from investing activities:
      Distributions from limited partnerships                                       2,234                   3,009
                                                                         ------------------       -----------------

Net decrease in cash                                                              (20,969)                (33,406)

Cash and cash equivalents, beginning of period                                    191,640                 222,356
                                                                         ------------------       -----------------

Cash and cash equivalents, end of period                               $          170,671        $        188,950
                                                                         ==================       =================

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
   Taxes paid                                                          $                -        $              -
                                                                         ==================       =================

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV L.P., SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2005.

Organization
------------
WNC Housing Tax Credit Fund IV, L.P., Series 1, a California Limited Partnership (the "Partnership"), was formed on May 4, 1993 under the laws of the state of California, and commenced operations on October 20, 1993. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for Low Income Housing Tax Credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

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

                  WNC HOUSING TAX CREDIT FUND IV L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

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

                  WNC HOUSING TAX CREDIT FUND IV L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

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

Equity in losses of Limited Partnerships for the periods ended September 30, 2005 and 2004 have been recorded by the Partnership based on Six Months of reported results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-Continued

                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)


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

Cash and Cash Equivalents
-------------------------
The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2005 and March 31, 2005, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------
At September 30, 2005, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

                  WNC HOUSING TAX CREDIT FUND IV L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

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

The Partnership's balance in its investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represent its maximum exposure to loss. The Partnership's exposure to loss is mitigated by the condition and financial performance of the underlying properties, as well as the strength of the Local General Partners and their guarantee against credit recapture.

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

                  WNC HOUSING TAX CREDIT FUND IV L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------
The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                For the Six Months                  For the Year
                                                                       Ended                           Ended
                                                                September 30, 2005                 March 31, 2005
                                                               ----------------------            -------------------
Investments per balance sheet,
   beginning of period                                      $            1,121,294            $        1,395,876
Distributions received from limited partnerships                            (2,234)                      (13,894)
Equity in losses of limited partnerships                                   (17,784)                     (122,808)
Impairment loss                                                                  -                      (127,956)
Amortization of capitalized acquisition fees and costs                      (2,434)                       (9,924)
                                                               ----------------------            -------------------
Investments per balance sheet,
   end of period                                            $            1,098,842            $        1,121,294
                                                               ======================            ===================

Selected financial information for the six months ended September 30, 2005 and 2004 from the unaudited combined condensed financial statements of the limited partnership in which the Partnership has invested is as follows:

                                                                         2005                           2004
                                                                  -------------------            -------------------
               Revenues                                         $         1,919,000           $          1,873,000

          Expenses:
             Interest expense                                               393,000                        417,000
             Depreciation and amortization                                  533,000                        539,000
             Operating expenses                                           1,346,000                      1,291,000
                                                                  -------------------            -------------------

             Total expenses                                               2,272,000                      2,247,000
                                                                  -------------------            -------------------

          Net loss                                              $          (353,000)                      (374,000)
                                                                  ===================            ===================

          Net loss allocable to the Partnership                 $          (347,000)            $         (368,000)
                                                                  ===================            ===================

          Net loss recorded by the Partnership                  $           (18,000)            $          (38,000)
                                                                  ===================            ===================

                 WNC HOUSING TAX CREDIT FUND IV L.P., SERIES 1
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For the Quarterly Period Ended September 30, 2005
                                   (unaudited)


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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. The base fee amount will be adjusted annually based on changes to the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Asset management fees of $21,000 were incurred for each of the six months ended September 30, 2005 and 2004. The Partnership paid $28,125 and $22,500 of those asset management fees for the six months ended September 30, 2005 and 2004, respectively.

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

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements are approximately $9,544 and $19,341 during the six months ended September 30, 2005 and 2004, respectively.

The accrued fees and advances due to General Partner and/or its affiliates consisted of the following:

                                                                   September 30, 2005             March 31, 2005
                                                                  ----------------------        --------------------
       Reimbursement for expenses paid by the General
            Partner and/or its affiliate                       $                 16,582      $                7,902
       Asset management fee payable                                             162,042                     169,167
                                                                  ----------------------        --------------------

                                                               $                178,624      $              177,069
                                                                  ======================        ====================

NOTE 4 - PAYABLE TO LIMITED PARTNERSHIP
---------------------------------------
Payable to Limited Partnerships represent amounts, which are due at various times based on conditions specified in the Limited Partnership Agreement. These contributions are payable in installments and are due upon the Limited Partnership achieving certain operating and development benchmarks.

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

The following discussion and analysis compares the results of operations for the six months ended September 30, 2005 and 2004, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2005 consisted primarily of $171,000 in cash and aggregate investments in the twenty-one Local Limited Partnerships of $1,099,000. Liabilities at September 30, 2005 consisted primarily of $179,000 in accrued asset annual management fees and reimbursement for expenses paid by the General Partner and its affiliates.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months September 30, 2004. The Partnership's net loss for three months ended September 30, 2005 was $(28,000), reflecting a decrease of $17,000 from the net loss experienced for the three months ended September 30, 2004 of $(45,000). The decrease in net loss is primarily due to equity in losses from Local Limited Partnerships which decreased by $11,000 to $(9,000) for the three months ended September 30, 2005 from $(20,000) for the three months ended September 30, 2004. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships, as the investments in such Local Limited Partnerships had reached $0 at September 30, 2005. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. In addition to the equity in losses from Local Limited Partnerships there was also a decrease in losses from operations by approximately $6,000 to $(19,000) for the three months ended September 30, 2005 from $(25,000) for the three months ended September 30, 2004. The decrease in losses from operations was due to a $2,000 increase of distribution income along with a $3,000 decrease in legal and accounting expenses, and a $1,000 decrease in amortization.

Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004. The Partnership's net loss for the six months ended September 30, 2005 was $(45,000), reflecting a decrease of $33,000 from the net loss experienced for the six months ended September 30, 2004 of $(78,000). The decrease in net loss is primarily due to equity in losses of Local Limited Partnerships which decreased by $20,000 to $(18,000) for the six months ended September 30, 2005 from $(38,000) for the six months ended September 30, 2004. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships, as the investments in such Local Limited Partnerships had reached $0 at September 30, 2005. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses of Local Limited Partnerships, the loss from operations decreased by approximately $13,000 to $(27,000) for the six months ended September 30, 2005 from $(40,000) for the six months ended September 30, 2004, which was contributed to a $4,000 increase in distribution income, a $2,000 increase in reporting fee income, along with a $3,000 decrease in amortization, a $3,000 decrease in legal and accounting expenses and a $1,000 decrease in other operating expenses for the six months ended September 30, 2005.

Cash Flows

Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004. Net cash used during the six months ended September 30, 2005 was $(21,000) compared to net cash used by the six months ended September 30, 2004 of $(33,000). The decrease of $12,000 in cash used was primarily due to a decrease in cash used by operating activities of approximately $13,000 which included a $5,000 decrease in amortization offset by a $(3,000) increase in accrued fees and expense due to General Partner and its affiliates, and a decrease in cash provided by investing activities of $(1,000) for the six months ended September 30, 2005.

During the six months ended September 30, 2005, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by approximately $3,000.

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

         NONE

Item 2.  Changes in Securities and Use of Proceeds

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE
                                       15

Item 6.  Exhibits and Reports on Form 8-K

(a)      Reports on Form 8-K.
         --------------------
         NONE

(b)      Exhibits.
         ---------

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-15(e)and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e),as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

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

WNC HOUSING TAX CREDIT FUND IV, L.P., Series 1

By:  WNC Tax Credit Partners IV, L.P. General Partner of the Registrant


By:  WNC & ASSOCIATES, INC.  General Partner of WNC Tax Credit Partners IV, L.P.




By:  /s/ Wilfred N. Cooper Jr.
     -------------------------
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: December 29, 2005





By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha,
Senior Vice President-Chief Financial Officer of WNC & Associates, Inc.

Date: December 29, 2005


                                       17

<