Form 10-Q
period 2005-12-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2006-02-21
CIK 913496

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from           to
                                           -----------  ----------

                         Commission file number: 0-26048


                 WNC HOUSING TAX CREDIT FUND IV, L.P., Series 1

                  California                              33-0563307
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

                 WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Lomited Partnership)

                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended December 31, 2005

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

         Balance Sheets
             December 31, 2005 and March 31, 2005..............................3

         Statements of Operations
           For the Three and Nine Months Ended December 31, 2005 and 2004......4

         Statement of Partners' Equity (Deficit)
           For the Nine Months Ended December 31, 2005.........................5

         Statements of Cash Flows
           For the Nine Months Ended December 31, 2005 and 2004................6

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

         Item 6. Exhibits.....................................................16

         Signatures...........................................................17

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                     December 31, 2005          March 31, 2005
                                                                   ----------------------      ------------------
                                                                        (unaudited)               (unaudited)
ASSETS
Cash and cash equivalents                                        $              133,044      $          191,640
Investments in limited partnerships, net (Note 2)                             1,032,807               1,121,294
                                                                   ----------------------      ------------------
       Total assets
                                                                 $            1,165,851      $        1,312,934
                                                                   ======================      ==================
LIABILITIES AND PARTNERS EQUITY (DEFICIT)

Liabilities:
   Payable to limited partnership (Note 4)                       $                2,303      $            2,303
   Accrued fees and expenses due to
     General Partner and affiliates (Note 3)                                    163,409                 177,069
                                                                   ----------------------      ------------------

       Total liabilities                                                        165,712                 179,372
                                                                   ----------------------      ------------------
Partners' equity (deficit):
   General Partner                                                              (89,899)                (88,565)
   Limited Partners (10,000 units authorized,
       10,000 units issued and outstanding)                                   1,090,038               1,222,127
                                                                   ----------------------      ------------------

     Total partners' equity                                                   1,000,139               1,133,562
                                                                   ----------------------      ------------------
                                                                 $            1,165,851      $        1,312,934
                                                                   ======================      ==================

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2005 and 2004
                                   (unaudited)

                                                         2005                                      2004
                                       -----------------------------------------    ------------------------------------
                                          Three Months           Nine Months          Three Months         Nine Months
                                       -------------------     -----------------    -----------------      -------------
Interest income                      $               199      $              636   $              119      $         447
Distribution income                                1,852                  10,480                    -              5,098
Reporting fee income                                   -                   2,456                    -                  -
                                       -------------------     -----------------    -----------------      -------------
                                                   2,051                  13,572                  119              5,545
                                       -------------------     -----------------    -----------------      -------------
Operating expenses:
  Amortization (Note 2)                              933                   3,367                2,481              7,443
  Asset management fees (Note 3)                  10,500                  31,500               10,500             31,500
  Legal and accounting                            12,696                  26,501                4,925             21,750
  Impairment loss                                 58,612                  58,612                    -                  -
  Other                                            1,267                   2,741                3,930              6,721
                                       -------------------     -----------------    -----------------      -------------
    Total operating expenses                      84,008                 122,721               21,836             67,414
                                       -------------------     -----------------    -----------------      -------------

Loss from operations                             (81,957)               (109,149)             (21,717)           (61,869)
                                       -------------------     -----------------    -----------------      -------------
Equity in losses of
 limited partnerships (Note 2)                    (6,490)                (24,274)             (17,786)           (55,930)
                                       -------------------     -----------------    -----------------      -------------
Net loss
                                     $           (88,447)     $         (133,423)  $          (39,503) $        (117,799)
                                       ===================     =================    =================      =============
Net loss allocated to:
  General Partner
                                     $              (884)     $           (1,334)  $             (395) $          (1,178)
                                       ===================     =================    =================      =============
  Limited Partners
                                     $           (87,563)     $         (132,089)  $          (39,108) $        (116,621)
                                       ===================     =================    =================      =============

Net loss per limited
 partner unit
                                     $                (9)     $              (13)  $               (4) $             (12)
                                       ===================     =================    =================      =============
Outstanding weighted limited
 partner units                                    10,000                  10,000               10,000             10,000
                                       ===================     =================    =================      =============

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2005
                                   (unaudited)

                                                            General              Limited
                                                            Partner              Partners                Total
                                                        ---------------    -------------------      ---------------
Partners' equity (deficit) at March 31, 2005          $       (88,565)  $          1,222,127       $     1,133,562

Net loss                                                       (1,334)              (132,089)             (133,423)
                                                        ---------------    -------------------      ---------------
Partners' equity (deficit) at December 31, 2005       $       (89,899)  $          1,090,038       $     1,000,139
                                                        ===============    ===================      ===============

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2005 and 2004
                                   (unaudited)

                                                                               2005                     2004
                                                                         ------------------       -----------------
Cash flows from operating activities:
   Net loss                                                            $          (133,423)      $        (117,799)
   Adjustments to reconcile net loss to net

    cash used in operating activities:
      Amortization                                                                   3,367                   7,443
      Equity in losses of limited partnerships                                      24,274                  55,930
      Impairment loss                                                               58,612                       -
      Change in accrued fees and expenses due to
        General Partner and affiliates                                             (13,660)                  4,515
                                                                         ------------------       -----------------

Net cash used in operating activities                                              (60,830)                (49,911)
                                                                         ------------------       -----------------

Cash flows from investing activities:
      Distributions from limited partnerships                                        2,234                   3,009
                                                                         ------------------       -----------------

Net decrease in cash and cash equivalents                                          (58,596)                (46,902)

Cash and cash equivalents, beginning of period                                     191,640                 222,356
                                                                         ------------------       -----------------
Cash and cash equivalents, end of period                               $           133,044       $         175,454
                                                                         ==================       =================
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
   Taxes paid                                                          $                -        $              -
                                                                         ==================       =================

                 See accompanying notes to financial statements

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2005.

Organization
------------
WNC Housing Tax Credit Fund IV, L.P., Series 1, a California Limited Partnership (the "Partnership"), was formed on May 4, 1993 under the laws of the state of California, and commenced operations on October 20, 1993. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multi-family housing complexes ("the Housing Complex") that are eligible for Low Income Housing Tax Credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

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

                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

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

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-Continued

                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

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

Equity in losses of Limited Partnerships for the periods ended December 31, 2005 and 2004 have been recorded by the Partnership based on Nine Months of reported results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-Continued

                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)


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

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to Limited Partners. However, Local Limited Partnership interests may be disposed at any time by Associates in its discretion. To date, no properties in the Partnership have been selected for disposition.

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

Cash and Cash Equivalents
-------------------------
The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2005 and March 31, 2005, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------
At December 31, 2005, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-Continued

                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Revenue Recognition
-------------------
The Partnership is entitled to receive reporting fees from the Local Limited Partnerships. The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships. Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

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

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-Continued

                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                For the Nine Months                 For the Year
                                                                       Ended                            Ended
                                                                 December 31, 2005                 March 31, 2005
                                                               ----------------------            -------------------
Investments per balance sheet,
   beginning of period                                      $              1,121,294           $        1,395,876
Distributions received from limited partnerships                              (2,234)                     (13,894)
Equity in losses of limited partnerships                                     (24,274)                    (122,808)
Impairment loss                                                              (58,612)                    (127,956)
Amortization of capitalized acquisition fees and costs                        (3,367)                      (9,924)
                                                               ----------------------            -------------------
Investments per balance sheet,
   end of period                                            $              1,032,807           $        1,121,294
                                                               ======================            ===================

Selected financial information for the nine months ended December 31, 2005 and 2004 from the unaudited combined condensed financial statements of the limited partnership in which the Partnership has invested is as follows:

                                                                         2005                           2004
                                                                  -------------------            ------------------
               Revenues                                         $          2,878,000           $          2,809,000

          Expenses:
             Interest expense                                                588,000                        625,000
             Depreciation and amortization                                   800,000                        809,000
             Operating expenses                                            2,019,000                      1,936,000
                                                                  -------------------            -------------------
             Total expenses                                                3,407,000                      3,370,000
                                                                  -------------------            -------------------
          Net loss                                              $           (529,000)                      (561,000)
                                                                  ===================            ===================
          Net loss allocable to the Partnership                 $           (521,000)          $           (552,000)
                                                                  ===================            ===================
          Net loss recorded by the Partnership                  $            (24,000)          $            (56,000)
                                                                  ===================            ===================

                  WNC HOUSING TAX CREDIT FUND IV, L.P. SERIES 1
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-Continued

                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following items:

(a) Annual Asset Management Fee. An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. The base fee amount will be adjusted annually based on changes to the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Asset management fees of $31,500 were incurred for each of the nine months ended December 31, 2005 and 2004. The Partnership paid $37,500 and $30,000 of those asset management fees for the nine months ended December 31, 2005 and 2004, respectively.

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

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $39,847 and $25,456 during the nine months ended December 31, 2005 and 2004, respectively.

The accrued fees and advances due to General Partner and/or its affiliates consisted of the following:

                                                                    December 31, 2005             March 31, 2005
                                                                  ----------------------        --------------------
       Reimbursement for expenses paid by the General
            Partner and/or its affiliate                       $                    242      $                7,902
       Asset management fee payable                                             163,167                     169,167
                                                                  ----------------------        --------------------

                                                               $                163,409      $              177,069
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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2005 and 2004, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2005 consisted primarily of $133,000 in cash and aggregate investments in the twenty-one Local Limited Partnerships of $1,033,000. Liabilities at December 31, 2005 consisted primarily of $163,000 in accrued asset annual management fees and reimbursement for expenses paid by the General Partner and its affiliates.

Results of Operations

Three Months Ended December 31, 2005 Compared to Three Months December 31, 2004. The Partnership's net loss for three months ended December 31, 2005 was $(88,000), reflecting an increase of $(49,000) from the net loss experienced for the three months ended December 31, 2004 of $(39,000). The increase in net loss is primarily due to the increase in losses from operations by approximately $(60,000) to $(82,000) for the three months ended December 31, 2005 from $(22,000) for the three months ended December 31, 2004. The increase in losses from operations was primarily due to an increase in the impairment loss of $(59,000). The impairment loss is due to the fact that the net investment balance exceeded the remaining tax credits along with any residual value in four limited partnerships. The remaining $(1,000) increase in loss from operations is due to an $(8,000) increase in legal and accounting expenses offset by a $2,000 decrease in amortization, other operating expenses which decreased by $3,000 and distribution income which increased by $2,000. The increase in the loss from operations was offset by a decrease in the equity in losses from Local Limited Partnerships by $11,000 to $(6,000) for the three months ended December 31, 2005 from $(17,000) for the three months ended December 31, 2004. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships, as the investments in such Local Limited Partnerships had reached $0 at December 31, 2005. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004. The Partnership's net loss for the nine months ended December 31, 2005 was $(134,000), reflecting an increase of $(16,000) from the net loss experienced for the nine months ended December 31, 2004 of $(118,000). The increase in net loss is primarily due to the increase in losses from operations by approximately $(47,000) to $(109,000) for the nine months ended December 31, 2005 from $(62,000) for the nine months ended December 31, 2004. The increase in losses from operations was primarily due to an increase in impairment loss of $(59,000). The impairment loss is due to the fact that the net investment balance exceeded the remaining tax credits along with any residual value in four limited partnerships. In addition to the impairment loss increase there was a $5,000 increase in distribution income, $3,000 increase in reporting fee income, a $4,000 decrease in amortization, a $4,000 decrease in other operating expenses all offset by $(5,000) increase in legal and accounting expenses. The increase in loss from operations was offset by a decrease in the equity in losses of Local Limited Partnerships which decreased by $32,000 to $(24,000) for the nine months ended December 31, 2005 from $(56,000) for the nine months ended December 31, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships, as the investments in such Local Limited Partnerships had reached $0 at December 31, 2005. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

Cash Flows

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004. Net cash used during the nine months ended December 31, 2005 was $(59,000) compared to net cash used by the nine months ended December 31, 2004 of $(47,000). The increase of $(12,000) in cash used was due to an increase in cash used by operating activities of approximately $(11,000) which included a $(18,000) decrease in accrued fees and expenses due to General Partner and its affiliates along with a $(4,000) increase in other operating expenses.

During the nine months ended December 31, 2005, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, decreased by approximately $14,000.

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 2.  Changes in Securities and Use of Proceeds

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-15(e)and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-15(e)and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

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

Date:  February 17, 2006




By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha, Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 17, 2006