Form 10-Q
period 2006-09-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2010-12-13
CIK 913496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
For the quarterly period ended September 30, 2006
For the quarterly period ended December 31, 2006

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT        OF 1934

For the transition period from ________ to ___________

Commission file number: 0-26048

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

California	33-0563307
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17782 Sky Park Circle, Irvine, CA 92614
( Address of principle executive offices )

(714) 622-5565
( Telephone Number )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___No       X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes___ No        X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___ Accelerated filer___Non-accelerated filer___X__ Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___No _X____

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

INDEX TO FORM 10-Q
 For the quarterly period ended June 30, 2006
For the quarterly period ended September 30, 2006
For the quarterly period ended December 31, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2006, September 30, 2006, December 31, 2006 and March 31, 2006	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2006 and 2005	4
	For the Three and Six Months Ended September 30, 2006 and 2005	5
	For the Three and Nine Months Ended December 31, 2006 and 2005	6

	Condensed Statement of Partners' Equity (Deficit)
	For the Three Months Ended June 30, 2006	7
	For the Six Months Ended September 30, 2006	7
	For the Nine Months Ended December 31, 2006	7

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2006 and 2005	8
	For the Six Months Ended September 30, 2006 and 2005	9
	For the Nine Months Ended December 31, 2006 and 2005	10

	Notes to Condensed Financial Statements	11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	26

Item 4T.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	(Removed and Reserved)	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

	Signatures	28

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2006
ASSETS
Cash	$141,582	$130,113	$106,823	$146,554
Investments in Local Limited Partnerships, net (Notes 2 and 3)	987,131	994,998	1,002,867	1,003,403

Total Assets	$1,128,713	$1,125,111	$1,109,690	$1,149,957

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$170,396	$183,881	$172,773	$168,117

Total Liabilities	170,396	183,881	172,773	168,117

Partners’ Equity (Deficit):
General Partner	(90,317)	(90,488)	(90,531)	(90,082)
Limited Partners (10,000 Partnership Units authorized; 10,000 Partnership Units issued and outstanding)	1,048,634	1,031,718	1,027,448	1,071,922

Total Partners’ Equity (Deficit)	958,317	941,230	936,917	981,840

Total Liabilities and Partners’ Equity (Deficit)	$1,128,713	$1,125,111	$1,109,690	$1,149,957

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
	Three Months	Three Months

Distribution income	$3,960	$2,569
Reporting fees	-	2,456

Total operating income	3,960	5,025

Operating expenses and loss:
Amortization (Note 2)	1,217	1,217
Asset management fees (Note 3)	10,500	10,500
Impairment loss (Note 2)	22,608	-
Legal and accounting fees	234	500
Other	919	970

Total operating expenses and loss	35,478	13,187

Loss from operations	(31,518)	(8,162)

Equity in income (losses) of Local Limited Partnerships (Note 2)	7,826	(8,892)

Interest income	169	223

Net loss	$(23,523)	$(16,831)

Net loss allocated to:
General Partner	$(235)	$(168)

Limited Partners	$(23,288)	$(16,663)

Net loss per Partnership Unit	$(2)	$(2)

Outstanding weighted Partnership Units	10,000	10,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended September 30, 2006 and 2005
 (Unaudited)

	2006		2005
	Three	Six	Three	Six
	Months	Months	Months	Months

Distribution income	$2,732	$6,692	$6,059	$8,628
Reporting fees	-	-	-	2,456

Total operating income	2,732	6,692	6,059	11,084

Operating expenses and loss:
Amortization (Note 2)	1,217	2,434	1,217	2,434
Asset management fees (Note 3)	10,500	21,000	10,500	21,000
Impairment loss (Note 2)	-	22,608	-	-
Legal and accounting fees	15,938	16,172	13,305	13,805
Other	1,401	2,320	504	1,474

Total operating expenses and loss	29,056	64,534	25,526	38,713

Loss from operations	(26,324)	(57,842)	(19,467)	(27,629)

Equity in income (losses) of Local
Limited Partnerships (Note 2)	9,086	16,912	(8,892)	(17,784)

Interest income	151	320	214	437
Net loss	$(17,087)	$(40,610)	$(28,145)	$(44,976)

Net loss allocated to:
General Partner	$(171)	$(406)	$(281)	$(450)

Limited Partners	$(16,916)	$(40,204)	$(27,864)	$(44,526)

Net loss per
Partnership Unit	$(2)	$(4)	$(3)	$(4)

Outstanding weighted Partnership Units	10,000	10,000	10,000	10,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended December 31, 2006 and 2005
 (Unaudited)

	2006		2005
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Distribution income	$-	$6,692	$1,852	$10,480
Reporting fees	-	-	-	2,456

Total operating income	-	6,692	1,852	12,936

Operating expenses and loss:
Amortization (Note 2)	1,217	3,651	933	3,367
Asset management fees (Note 3)	10,500	31,500	10,500	31,500
Impairment loss (Note 2)	-	22,608	58,612	58,612
Legal and accounting fees	108	16,280	12,696	26,501
Other	1,718	4,038	1,267	2,741

Total operating expenses and loss	13,543	78,077	84,008	122,721

Loss from operations	(13,543)	(71,385)	(82,156)	(109,785)

Equity in income (losses) of Local
Limited Partnerships (Note 2)	9,086	25,998	(6,490)	(24,274)

Interest income	144	464	199	636

Net loss	$(4,313)	$(44,923)	$(88,447)	$(133,423)

Net loss allocated to:
General Partner	$(43)	$(449)	$(884)	$(1,334)

Limited Partners	$(4,270)	$(44,474)	$(87,563)	$(132,089)

Net loss per
Partnerships Units	$(0)	$(4)	$(9)	$(13)

Outstanding weighted Partnership Units	10,000	10,000	10,000	10,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
For the Three Months Ended June 30, 2006, Six Months Ended September 30, 2006
 and Nine Months Ended December 31, 2006
 (Unaudited)

For the Three Months Ended June 30, 2006
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2006	$(90,082)	$1,071,922	$981,840

Net loss	(235)	(23,288)	(23,523)

Partners’ equity (deficit) at June 30, 2006	$(90,317)	$1,048,634	$958,317

For the Six Months Ended September 30, 2006
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2006	$(90,082)	$1,071,922	$981,840

Net loss	(406)	(40,204)	(40,610)

Partners’ equity (deficit) at September 30, 2006	$(90,488)	$1,031,718	$941,230

For the Nine Months Ended December 31, 2006
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2006	$(90,082)	$1,071,922	$981,840

Net loss	(449)	(44,474)	(44,923)

Partners’ equity (deficit) at December 31, 2006	$(90,531)	$1,027,448	$936,917

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net loss	$(23,523)	$(16,831)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	1,217	1,217
Impairment loss	22,608	-
Equity in (income) losses of Local Limited Partnerships	(7,826)	8,892
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	2,279	(14,682)
Net cash used in operating activities	(5,245)	(21,404)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	273	-
Net cash provided by investing activities	273	-

Net decrease in cash	(4,972)	(21,404)

Cash, beginning of period	146,554	191,640

Cash, end of period	$141,582	$170,236

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net loss	$(40,610)	$(44,976)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	2,434	2,434
Impairment loss	22,608	-
Equity in (income) losses of Local Limited Partnerships	(16,912)	17,784
Increase in accrued fees and expenses due to
General Partner and affiliates	15,764	1,555
Net cash used in operating activities	(16,716)	(23,203)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	275	2,234
Net cash provided by investing activities	275	2,234

Net decrease in cash	(16,441)	(20,969)

Cash, beginning of period	146,554	191,640

Cash, end of period	$130,113	$170,671

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2006 and 2005
(unaudited)

	2006	2005
Cash flows from operating activities:
Net loss	$(44,923)	$(133,423)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization	3,651	3,367
Equity in (income) losses of Local Limited Partnerships	(25,998)	24,274
Impairment loss	22,608	58,612
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	4,656	(13,660)
Net cash used in operating activities	(40,006)	(60,830)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	275	2,234
Net cash provided by investing activities	275	2,234

Net decrease in cash	(39,731)	(58,596)

Cash, beginning of period	146,554	191,640

Cash, end of period	$106,823	$133,044

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and
December 31, 2006
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2006, six months ended September 30, 2006 and nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2006.

Organization

WNC Housing Tax Credit Fund IV, L.P., Series 1 (the “Partnership”) is a California Limited Partnership formed under the laws of the State of California on May 4, 1993 and commenced operations on October 20, 1993.  The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”).  The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

The general partner of the Partnership is WNC Tax Credit Partners IV, L.P. (“TCP IV’ or the “General Partner”). The General Partner of TCP IV is WNC & Associates, Inc. (“Associates”). The chairman and the president of Associates owns all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner, as the Partnership has no employees of its own.

The Partnership shall continue in full force and effect until December 31, 2050, unless terminated prior to that date, pursuant to the partnership agreement or law.

The financial statements include only activity relating to the business of the Partnership, and do not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes, of the partners.

The partnership agreement authorized the sale of up to 10,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit.  The offering of Partnership Units had concluded in July 1994, at which time 10,000 Partnership Units representing subscriptions in the amount of $10,000,000 had been accepted.  The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership.  The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and
December 31, 2006
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement.  Any remaining proceeds will then be paid to the Partnership.  The sale of a Housing Complex may be subject to other restrictions and obligations.  Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex.  Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership.  Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement).  The General Partner would then be entitled to receive proceeds equal to its capital contributions from the remainder.  Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

Risks and Uncertainties

An investment in the Partnership and the Partnership’s investments in Local Limited Partnerships and their Housing Complexes are subject to risks.  These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership’s investments.  Some of those risks include the following:

The Low Income Housing Tax Credits rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person’s last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its limited partners. Low Income Housing Tax Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership’s ability to satisfy its investment objectives.  Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership’s investment in the Housing Complex would occur. The Partnership is a limited partner or a non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership’s investments in Local Limited Partnerships, nor the Local Limited Partnerships’ investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations.  Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and
December 31, 2006
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through December 31, 2011.

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

No trading market for the Partnership Units exists or is expected to develop. Limited Partners may be unable to sell their Partnership Units except at a discount and should consider their Partnership Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits.  The initial programs have completed their Compliance Periods.

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met.  None of the Housing Complexes have completed their 15-year Compliance Period.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2006.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and
December 31, 2006
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership.  The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership.  Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and are being amortized over 30 years (see Note 2).

“Equity in losses of Local Limited Partnerships” for each of the periods ended June 30, 2006, September 30, 2006, December 31, 2006 and 2005, respectively have been recorded by the Partnership. Management’s estimate for the three, six and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships.  Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 2).  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary because a primary beneficiary absorbs the majority of the entity’s expected losses, the majority of the expected residual returns, or both. The Local Limited Partnerships in which the Partnership invests are VIEs. However, management does not consolidate the Partnership’s interests in these VIE’s as the Partnership is not considered the primary beneficiary. The Partnership’s balance in its investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides to the Local Limited Partnerships in the future.

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2006, September 30, 2006 and December 31, 2006, nineteen investment accounts in Local Limited Partnerships had reached a zero balance.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and
December 31, 2006
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  For all periods presented, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns.  The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure.

Net Loss Per Partnership Unit

Net loss per Partnership Unit includes no dilution and is computed by dividing loss available to Limited Partners by the weighted average number of Partnership Units outstanding during the period.  Calculation of diluted net loss per Partnership Unit is not required.

Revenue Recognition

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and
December 31, 2006
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Amortization

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for each of  the three months ended June 30, 2006 and 2005 was $1,217 respectively.  For each of the six months ended September 30, 2006 and 2005 amortization expense was $2,434, and for the nine months ended December 31, 2006 and 2005 it was $3,651 and $3,367, respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the three months ended June 30, 2006 and 2005 impairment loss related to investments in Local Limited Partnerships was $22,608 and $0, respectively.   During the six months ended September 30, 2006 and 2005, the impairment losses were $22,608 and $0, respectively.  During the nine months ended December 31, 2006 and 2005, the impairment losses were $22,608 and $58,612, respectively.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and
December 31, 2006
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of the periods presented, the Partnership had acquired limited partnership interests in 21 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 812 apartment units.  The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities.  Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:
	For the Three Months Ended June 30, 2006	For the Year Ended March 31, 2006
Investments per balance sheet, beginning of period	$1,003,403	$1,121,294
Impairment loss	(22,608)	(54,652)
Equity in income (losses) of Local Limited Partnerships	7,826	(41,902)
Distributions received from Local Limited Partnerships	(273)	(16,469)
Amortization of capitalized acquisition fees and costs	(1,217)	(4,868)
Investments per balance sheet, end of period	$987,131	$1,003,403

	For the Six Months Ended September 30, 2006	For the Year Ended March 31, 2006
Investments per balance sheet, beginning of period	$1,003,403	$1,121,294
Impairment loss	(22,608)	(54,652)
Equity in income (losses) of Local Limited Partnerships	16,912	(41,902)
Distributions received from Local Limited Partnerships	(275)	(16,469)
Amortization of capitalized acquisition fees and costs	(2,434)	(4,868)
Investments per balance sheet, end of period	$994,998	$1,003,403

	For the Nine Months Ended December 31, 2006	For the Year Ended March 31, 2006
Investments per balance sheet, beginning of period	$1,003,403	$1,121,294
Impairment loss	(22,608)	(54,652)
Equity in income (losses) of Local Limited Partnerships	25,998	(41,902)
Distributions received from Local Limited Partnerships	(275)	(16,469)
Amortization of capitalized acquisition fees and costs	(3,651)	(4,868)
Investments per balance sheet, end of period	$1,002,867	$1,003,403

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and
December 31, 2006
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Year Ended June 30, 2006	For the Year Ended March 31, 2006
Investments in Local Limited Partnerships, net	$899,957	$915,012
Acquisition fees and costs, net of accumulated amortization of $782,775 and $781,558	87,174	88,391
Investments per balance sheet, end of period	$987,131	$1,003,403

	For the Year Ended September 30, 2006	For the Year Ended March 31, 2006
Investments in Local Limited Partnerships, net	$909,041	$915,012
Acquisition fees and costs, net of accumulated amortization of $783,992 and $781,558	85,957	88,391
Investments per balance sheet, end of period	$994,998	$1,003,403

	For the Year Ended December 31, 2006	For the Year Ended March 31, 2006
Investments in Local Limited Partnerships, net	$918,127	$915,012
Acquisition fees and costs, net of accumulated amortization of $785,209 and $781,558	84,740	88,391
Investments per balance sheet, end of period	$1,002,867	$1,003,403

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and
December 31, 2006
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2006	2005
Revenues	$1,042,000	$959,000
Expenses:
Interest expense	204,000	196,000
Depreciation and amortization	263,000	267,000
Operating expenses	696,000	673,000
Total expenses	1,163,000	1,136,000

Net loss	$(121,000)	$(177,000)
Net loss allocable to the Partnership	$(119,000)	$(174,000)
Net income (loss) recorded by the Partnership	$8,000	$(9,000)

Selected financial information for the six months ended September 30, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2006	2005
Revenues	$2,084,000	$1,919,000
Expenses:
Interest expense	408,000	393,000
Depreciation and amortization	526,000	533,000
Operating expenses	1,391,000	1,346,000
Total expenses	2,325,000	2,272,000

Net loss	$(241,000)	$(353,000)
Net loss allocable to the Partnership	$(238,000)	$(347,000)
Net income (loss) recorded by the Partnership	$17,000	$(18,000)

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and
December 31, 2006
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2006	2005
Revenues	$3,126,000	$2,878,000
Expenses:
Interest expense	612,000	588,000
Depreciation and amortization	789,000	800,000
Operating expenses	2,087,000	2,019,000
Total expenses	3,488,000	3,407,000

Net loss	$(362,000)	$(529,000)
Net loss allocable to the Partnership	$(356,000)	$(521,000)
Net income (loss) recorded by the Partnership	$26,000	$(24,000)

Certain Local Limited Partnerships incurred operating losses and/or have working capital deficiencies.  In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships.  If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of up to 8% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented the Partnership incurred total acquisition fees of $800,000, which have been included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was $715,260, $714,043, $712,826 and $711,609 as of December 31, 2006, September 30, 2006, June 30, 2006 and March 31, 2006, respectively.

(b)
Reimbursement of costs incurred by of the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships.  These reimbursements have not exceeded 1.2% of the gross proceeds.  At the end of all periods presented, the Partnership incurred acquisition costs of $54,949, which have been included in Investments in Local Limited Partnerships. Accumulated amortization was $54,949 for all periods presented.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and
December 31, 2006
 (Unaudited)
NOTE 3 - RELATED PARTY TRANSACTIONS - continued

(c)
An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds.  In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed 0.2% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such.   Asset management fees of $10,500 were incurred during each of the three months ended June 30, 2006 and 2005. For each of the six months ended September 30, 2006 and 2005, the Partnership incurred asset management fees of $21,000.  Management fees of $31,500 were incurred during each of the nine months ended December 31, 2006 and 2005. The Partnership paid the General Partner or its affiliates $9,375 and $18,750 of those fees during the three months ended June 30, 2006 and 2005, respectively,  $18,750 and $28,125 for the six months ended September 30, 2006 and 2005, respectively, and $23,750 and $37,500 for the nine months ended December 31, 2006 and 2005, respectively.

(d)
A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership interest.  Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 16% through December 31, 2004 and 6 % thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.  No such fee was incurred for all periods presented.

(e)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 and $7,900 during the three months ended June 30, 2006 and 2005, respectively, $4,979 and $9,544 for the six months ended September 30, 2006 and 2005, respectively, and $23,413 and $39,847 for the nine months ended December 31, 2006 and 2005, respectively.

(f)
A non-accountable organization and offering and underwriting expense reimbursement were paid to the General Partner or affiliates on behalf of the Partnership.  At the end of all periods presented, $15,000 of those reimbursements has been included in investments in Local Limited Partnerships. Accumulated amortization was $15,000 for all periods presented.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2006

Asset management fee payable	$165,417	$166,542	$172,042	$164,292
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	4,979	17,339	731	3,825
Total	$170,396	$183,881	$172,773	$168,117

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other discussions elsewhere in this Form 10-Q contain forward looking statements.  Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied.  Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

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

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports filed with the Securities and Exchange Commission.

The following discussion and analysis compares the results of operations for the three months ended June 30, 2006 and 2005, the three and six months ended September 30, 2006 and 2005, and the three and nine months ended December 31, 2006 and 2005, and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2006 consisted of $142,000 in cash and aggregate investments in the twenty-one Local Limited Partnerships of $987,000. Liabilities at June 30, 2006 consisted of $170,000 of accrued fees and expenses due to General Partner and affiliates.

The Partnership's assets at September 30, 2006 consisted of $130,000 in cash and aggregate investments in the twenty-one Local Limited Partnerships of $995,000. Liabilities at September 30, 2006 consisted of $184,000 of accrued fees and expenses due to General Partner and affiliates.

The Partnership's assets at December 31, 2006 consisted of $107,000 in cash and aggregate investments in the twenty-one Local Limited Partnerships of $1,003,000 Liabilities at December 31, 2006 consisted of $173,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005   The Partnership's net loss for the three months ended June 30, 2006 was $(24,000), reflecting an increase of approximately $(7,000) from the net loss of $(17,000) for the three months ended June 30, 2005. Equity in income (losses) of Local Limited Partnerships increased by $17,000 for the three months ended June 30, 2006 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The impairment loss increased by $(23,000) for the three months ended June 30, 2006 from the three months ended June 30, 2005.  The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership. The distribution income increased by $1,000 while the reporting fees decreased by $(2,000) due to the fact that Local Limited Partnerships pay the distribution income and the reporting fee to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005 The Partnership's net loss for the three months ended September 30, 2006 was $(17,000), reflecting a decrease of approximately $11,000 from the net loss of $(28,000) for the three months ended September 30, 2005. Equity in income (losses) of Local Limited Partnerships increased by $18,000 for the three months ended September 30, 2006 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The legal and accounting fees increased by $(3,000) for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 due to the timing of the accounting work being performed.  The distribution income decreased by $(3,000) for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 due to the fact that Local Limited Partnerships pay the distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Six Months Ended September 30, 2006 Compared to the Six Months Ended September 30, 2005  The Partnership's net loss for the six months ended September 30, 2006 was $(41,000), reflecting a decrease of approximately $4,000 from the net loss of $(45,000) for the six months ended September 30, 2005. Equity in income (losses) of Local Limited Partnerships increased by $35,000 from the six months ended September 30, 2005 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The impairment loss increased by $(23,000). The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership. The legal and accounting fees increased by $(2,000) for the six months ended September 30, 2006 compared to the six months ended September 30, 2005 due to the timing of the accounting work being performed.  The reporting fee income decreased by $(2,000) and the distribution income decreased by $(2,000) for the six months ended September 30, 2006 compared to the six months ended September 30, 2005 due to the fact that Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Three Months Ended December 31, 2006 Compared to the Three Months Ended December 31, 2005  The Partnership's net loss for the three months ended December 31, 2006 was $(4,000), reflecting a decrease of approximately $84,000 from the net loss of $(88,000) for the three months ended December 31, 2005. Equity in income (losses) of Local Limited Partnerships increased by $16,000 from the three months ended December 31, 2005 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The impairment loss decreased by $59,000 for the three months ended December 31, 2006 compared to the three months ended December 31, 2005.  The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership.  The legal and accounting fees decreased by $12,000 for the three months ended December 31, 2006 compared to the three months ended December 31, 2005 due to the timing of the accounting work being performed.  The distribution income decreased by $(2,000) for the three months ended December 31, 2006 compared to the three months ended December 31, 2005 due to the fact that Local Limited Partnerships pay the distribution income to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005  The Partnership's net loss for the nine months ended December 31, 2006 was $(45,000), reflecting a decrease of approximately $89,000 from the net loss of $(134,000) for the nine months ended December 31, 2005. Equity in income (losses) of Local Limited Partnerships increased by $50,000 from the nine months ended December 31, 2005 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The impairment loss decreased by $36,000 for the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005.  The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership.  The legal and accounting fees decreased by $10,000 for the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005 due to the timing of the accounting work being performed.  The reporting fee income decreased by $(2,000) while the distribution income decreased by $(4,000) for the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005 due to the fact that Local Limited Partnerships pay the reporting fees and the distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Capital Resources and Liquidity

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005  Net cash used during the three months ended June 30, 2006 was $(5,000), compared to net cash used during the three months ended June 30, 2005 of $(21,000).  The decrease in cash used of $16,000 during the three months ended June 30, 2006 is largely due to the $(8,000) reimbursement of operating advances paid to the General Partner or an affiliate during the three months ended June 30, 2005 compared to no reimbursements paid during the three months ended June 30, 2006. Additionally, during the three months ended June 30, 2006, the Partnership paid $(9,000) in accrued asset management fees compared to $(19,000) paid during the three months ended June 30, 2005.  The Partnership received $(1,000) less total operating income during the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Both reporting fees and distribution income are paid to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005  Net cash used during the six months ended September 30, 2006 was $(16,000) compared to net cash used during the six months ended September 30, 2005 of $(21,000).  The decrease in cash used of $5,000 during the six months ended September 30, 2006 is partially due to the $(10,000) reimbursement of operating advances paid to the General Partner or an affiliate during the six months ended September 30, 2005 compared to $(5,000) in reimbursements paid during the six months ended September 30, 2006. Additionally, during the six months ended September 30, 2006, the Partnership paid $(19,000) in accrued asset management fees compared to $(28,000) paid during the six months ended September 30, 2005.  During the six months ended September 30, 2005 the Partnership received $(4,000) less in total operating income.  Both reporting fees and distribution income are paid to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005  Net cash used during the nine months ended December 31, 2006 was $(40,000) compared to net cash used during the nine months ended December 31, 2005 of $(59,000).  The decrease in cash used of $19,000 during the nine months ended December 31, 2006 is partially due to the $(40,000) reimbursement of operating advances paid to the General Partner or an affiliate during the nine months ended December 31, 2005 compared to $(23,000) in reimbursements paid during the nine months ended December 31, 2006. Additionally, during the nine months ended December 31, 2006, the Partnership paid $(24,000) in accrued asset management fees compared to $(38,000) paid during the nine months ended December 31, 2005.  During the nine months ended December 31, 2005 the Partnership received $(6,000) less of total operating income.  Both reporting fees and distribution income are paid to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

During the three, six and nine months ended June 30, 2006, September 30, 2006 and December 31, 2006, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $2,000, $16,000 and $5,000 as compared to March 31, 2006. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2006, to be insufficient to meet all currently foreseeable future cash requirements.  Associates have agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through December 31, 2011.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (the "FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S. generally accepted accounting principles ("GAAP") for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it does not have a material impact on the Partnership’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments. This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. It became effective for as of and for the interim period ended June 30, 2009 and has no impact on the Partnership’s financial condition or results of operations.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-Q.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 is not expected to have a material effect on the Partnership’s financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (Codification). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The Codification is intended to reorganize, rather than change, existing GAAP. Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Partnership’s accounting policies. The adoption of the Codification did not have a material impact on the Partnership’s financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

NOT APPLICABLE

Item 4T. Controls and Procedures

(a)           Disclosure controls and procedures

As of the end of the periods covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership’s periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, consistent with the definition of “disclosure controls and procedures” under the Securities Exchange Act of 1934.

The Partnership must rely on the Local Limited Partnerships to provide the Partnership with certain information necessary to the timely filing of the Partnership’s periodic reports. Factors in the accounting at the Local Limited Partnerships have caused delays in the provision of such information during past reporting periods, and resulted in the Partnership’s inability to file its periodic reports in a timely manner.

Once the Partnership has received the necessary information from the Local Limited Partnerships, the Chief Executive Officer and the Chief Financial Officer of Associates believe that the material information required to be disclosed in the Partnership’s periodic report filings with SEC is effectively recorded, processed, summarized and reported, albeit not in a timely manner. Going forward, the Partnership will use the means reasonably within its power to impose procedures designed to obtain from the Local Limited Partnerships the information necessary to the timely filing of the Partnership’s periodic reports.

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarters ended June 30, 2006, September 30, 2006 and December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.   Other Information

Item 1.   Legal Proceedings

NONE

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

                NONE

Item 3.   Defaults Upon Senior Securities

NONE

Item 4.   (Removed and Reserved)

Item 5.   Other Information

NONE

Item 6.   Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

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

By: /s/ Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: December 10, 2010

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: December 10, 2010