Form 10-Q
period 2007-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2010-12-13
CIK 913496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
For the quarterly period ended September 30, 2007
For the quarterly period ended December 31, 2007

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

Yes ___No _X____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ___No _X____

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
(A California Limited Partnership)

INDEX TO FORM 10-Q
 For the quarterly period ended June 30, 2007
For the quarterly period ended September 30, 2007
For the quarterly period ended December 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2007, September 30, 2007, December 31, 2007 and March 31, 2007	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2007 and 2006	4
	For the Three and Six Months Ended September 30, 2007 and 2006	5
	For the Three and Nine Months Ended December 31, 2007 and 2006	6

	Condensed Statement of Partners' Equity (Deficit)
	For the Three Months Ended June 30, 2007	7
	For the Six Months Ended September 30, 2007	7
	For the Nine Months Ended December 31, 2007	7

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2007 and 2006	8
	For the Six Months Ended September 30, 2007 and 2006	9
	For the Nine Months Ended December 31, 2007 and 2006	10

	Notes to Condensed Financial Statements	11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	27

Item 4T.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	(Removed and Reserved)	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		29

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2007
ASSETS
Cash	$134,887	$143,307	$129,082	$135,077
Investments in Local Limited Partnerships, net (Notes 2 and 3)	986,097	998,400	1,010,703	998,230

Total Assets	$1,120,984	$1,141,707	$1,139,785	$1,133,307

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$191,927	$207,663	$204,671	$185,197

Total Liabilities	191,927	207,663	204,671	185,197

Partners’ Equity (Deficit):
General Partner	(90,610)	(90,560)	(90,549)	(90,419)
Limited Partners (10,000 Partnership Units authorized; 10,000 Partnership Units issued and outstanding)	1,019,667	1,024,604	1,025,663	1,038,529

Total Partners’ Equity (Deficit)	929,057	934,044	935,114	948,110

Total Liabilities and Partners’ Equity (Deficit)	$1,120,984	$1,141,707	$1,139,785	$1,133,307

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
	Three Months	Three Months

Distribution income	$3,686	$3,960
Reporting fees	1,000	-

Total operating income	4,686	3,960

Operating expenses and loss:
Amortization (Note 2)	1,217	1,217
Asset management fees (Note 3)	10,500	10,500
Impairment loss (Note 2)	24,436	22,608
Legal and accounting fees	313	234
Other	918	919

Total operating expenses and loss	37,384	35,478

Loss from operations	(32,698)	(31,518)

Equity in income of Local Limited Partnerships (Note 2)	13,520	7,826

Interest income	125	169

Net loss	$(19,053)	$(23,523)

Net loss allocated to:
General Partner	$(191)	$(235)

Limited Partners	$(18,862)	$(23,288)

Net loss per Partnership Unit	$(2)	$(2)

Outstanding weighted Partnership Units	10,000	10,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended
September 30, 2007 and 2006
 (Unaudited)

	2007		2006
	Three	Six	Three	Six
	Months	Months	Months	Months

Distribution income	$7,494	$11,180	$2,732	$6,692
Reporting fees	9,736	10,736	-	-

Total operating income	17,230	21,916	2,732	6,692

Operating expenses and loss:
Amortization (Note 2)	1,217	2,434	1,217	2,434
Asset management fees (Note 3)	10,500	21,000	10,500	21,000
Impairment loss (Note 2)	-	24,436	-	22,608
Legal and accounting fees	13,939	14,252	15,938	16,172
Other	182	1,100	1,401	2,320

Total operating expenses and loss	25,838	63,222	29,056	64,534

Loss from operations	(8,608)	(41,306)	(26,324)	(57,842)

Equity in income of Local
Limited Partnerships (Note 2)	13,520	27,040	9,086	16,912

Interest income	75	200	151	320
Net income (loss)	$4,987	$(14,066)	$(17,087)	$(40,610)

Net income (loss) allocated to:
General Partner	$50	$(141)	$(171)	$(406)

Limited Partners	$4,937	$(13,925)	$(16,916)	$(40,204)

Net income (loss) per
Partnership Unit	$1	$(1)	$(2)	$(4)

Outstanding weighted Partnership Units	10,000	10,000	10,000	10,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended December 31, 2007 and 2006
 (Unaudited)

		2007			2006
	Three		Nine	Three		Nine
	Months		Months	Months		Months

Distribution income	$-		$11,180	$-		$6,692
Reporting fees	-		10,736	-		-

Total operating income	-		21,916	-		6,692

Operating expenses and loss:
Amortization (Note 2)	1,217		3,651	1,217		3,651
Asset management fees (Note 3)	10,500		31,500	10,500		31,500
Impairment loss (Note 2)	-		24,436	-		22,608
Legal and accounting fees	-		14,252	108		16,280
Other	736		1,836	1,718		4,038

Total operating expenses and loss	12,453		75,675	13,543		78,077

Loss from operations	(12,453)		(53,759)	(13,543)		(71,385)

Equity in income of Local
Limited Partnerships (Note 2)	13,520		40,560	9,086		25,998

Interest income	3		203	144		464

Net income (loss)	$1,070		$(12,996)	$(4,313)		$(44,923)

Net income (loss) allocated to:
General Partner	$11		$(130)	$(43)		$(449)

Limited Partners	$1,059		$(12,866)	$(4,270)		$(44,474)

Net income (loss) per
Partnerships Units	$0		$(1)	$0		$(4)

Outstanding weighted Partnership Units	10,000		10,000	10,000		10,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
For the Three Months Ended June 30, 2007, Six Months Ended September 30, 2007
 and Nine Months Ended December 31, 2007
 (Unaudited)

For the Three Months Ended June 30, 2007
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2007	$(90,419)	$1,038,529	$948,110

Net loss	(191)	(18,862)	(19,053)

Partners’ equity (deficit) at June 30, 2007 (unaudited)	$(90,610)	$1,019,667	$929,057

For the Six Months Ended September 30, 2007
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2007	$(90,419)	$1,038,529	$948,110

Net loss	(141)	(13,925)	(14,066)

Partners’ equity (deficit) at September 30, 2007 (unaudited)	$(90,560)	$1,024,604	$934,044

For the Nine Months Ended December 31, 2007
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2007	$(90,419)	$1,038,529	$948,110

Net loss	(130)	(12,866)	(12,996)

Partners’ equity (deficit) at December 31, 2007	$(90,549)	$1,025,663	$935,114

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(19,053)	$(23,523)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	1,217	1,217
Impairment loss	24,436	22,608
Equity in income of Local Limited Partnerships	(13,520)	(7,826)
Increase in accrued fees and expenses due to
General Partner and affiliates	6,730	2,279
Net cash used in operating activities	(190)	(5,245)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	-	273
Net cash provided by investing activities	-	273

Net decrease in cash	(190)	(4,972)

Cash, beginning of period	135,077	146,554

Cash, end of period	$134,887	$141,582

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(14,066)	$(40,610)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Amortization	2,434	2,434
Impairment loss	24,436	22,608
Equity in income of Local Limited Partnerships	(27,040)	(16,912)
Increase in accrued fees and expenses due to
General Partner and affiliates	22,466	15,764
Net cash provided by (used in) operating activities	8,230	(16,716)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	-	275
Net cash provided by investing activities	-	275

Net increase (decrease) in cash	8,230	(16,441)

Cash, beginning of period	135,077	146,554

Cash, end of period	$143,307	$130,113

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2007 and 2006
(unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(12,996)	$(44,923)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization	3,651	3,651
Equity in income of Local Limited Partnerships	(40,560)	(25,998)
Impairment loss	24,436	22,608
Increase in accrued fees and expenses due to
General Partner and affiliates	19,474	4,656
Net cash used in operating activities	(5,995)	(40,006)

Cash flows provided by investing activities:
Distributions received from Local Limited Partnerships	-	275
Net cash provided by investing activities	-	275

Net decrease in cash	(5,995)	(39,731)

Cash, beginning of period	135,077	146,554

Cash, end of period	$129,082	$106,823

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
December 31, 2007
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2007, six months ended September 30, 2007 and nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2007.

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
For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
December 31, 2007
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
For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
December 31, 2007
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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. As of December 31, 2007, one of the Housing Complexes has completed its 15-year Compliance Period.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2007.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
December 31, 2007
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

“Equity in losses of Local Limited Partnerships” for each of the periods ended June 30, 2007, September 30, 2007, December 31, 2007 and 2006, respectively have been recorded by the Partnership. Management’s estimate for the three, six and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships.  Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2007, September 30, 2007 and December 31, 2007, nineteen investment accounts in Local Limited Partnerships had reached a zero balance.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
December 31, 2007
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Amortization

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for each of  the three months ended June 30, 2007 and 2006 was $1,217. For each of the six months ended September 30, 2007 and 2006 amortization expense was $2,434 and for each of the nine months ended December 31, 2007 and 2006 it was $3,651.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
December 31, 2007
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the three months ended June 30, 2007 and 2006 impairment loss related to investments in Local Limited Partnerships was $24,436 and $22,608, respectively.   During the six months ended September 30, 2007 and 2006, the impairment losses were $24,436 and $22,608, respectively.  During the nine months ended December 31, 2007 and 2006, the impairment losses were $24,436 and $22,608, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. For all periods presented there was no impairment loss recorded against the related intangibles.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
December 31, 2007
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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2007	For the Year Ended March 31, 2007
Investments per balance sheet, beginning of period	$998,230	$1,003,403
Impairment loss	(24,436)	(22,608)
Equity in income of Local Limited Partnerships	13,520	35,084
Distributions received from Local Limited Partnerships	-	(12,781)
Amortization of capitalized acquisition fees and costs	(1,217)	(4,868)
Investments per balance sheet, end of period	$986,097	$998,230

	For the Six Months Ended September 30, 2007	For the Year Ended March 31, 2007
Investments per balance sheet, beginning of period	$998,230	$1,003,403
Impairment loss	(24,436)	(22,608)
Equity in income of Local Limited Partnerships	27,040	35,084
Distributions received from Local Limited Partnerships	-	(12,781)
Amortization of capitalized acquisition fees and costs	(2,434)	(4,868)
Investments per balance sheet, end of period	$998,400	$998,230

	For the Nine Months Ended December 31, 2007	For the Year Ended March 31, 2007
Investments per balance sheet, beginning of period	$998,230	$1,003,403
Impairment loss	(24,436)	(22,608)
Equity in income of Local Limited Partnerships	40,560	35,084
Distributions received from Local Limited Partnerships	-	(12,781)
Amortization of capitalized acquisition fees and costs	(3,651)	(4,868)
Investments per balance sheet, end of period	$1,010,703	$998,230

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
December 31, 2007
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Three Months Ended June 30, 2007	For the Year Ended March 31, 2007
Investments in Local Limited Partnerships, net	$903,791	$914,707
Acquisition fees and costs, net of accumulated amortization of $787,643 and $786,426	82,306	83,523
Investments per balance sheet, end of period	$986,097	$998,230

	For the Six Months Ended September 30, 2007	For the Year Ended March 31, 2007
Investments in Local Limited Partnerships, net	$917,311	$914,707
Acquisition fees and costs, net of accumulated amortization of $788,860 and $786,426	81,089	83,523
Investments per balance sheet, end of period	$998,400	$998,230

	For the Nine Months Ended December 31, 2007	For the Year Ended March 31, 2007
Investments in Local Limited Partnerships, net	$930,831	$914,707
Acquisition fees and costs, net of accumulated amortization of $790,077 and $786,426	79,872	83,523
Investments per balance sheet, end of period	$1,010,703	$998,230

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
December 31, 2007
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2007	2006
Revenues	$1,060,000	$1,042,000
Expenses:
Interest expense	188,000	204,000
Depreciation and amortization	266,000	263,000
Operating expenses	706,000	696,000
Total expenses	1,160,000	1,163,000

Net loss	$(100,000)	$(121,000)
Net loss allocable to the Partnership	$(99,000)	$(119,000)
Net income recorded by the Partnership	$14,000	$8,000

Selected financial information for the six months ended September 30, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2007	2006
Revenues	$2,119,000	$2,084,000
Expenses:
Interest expense	376,000	408,000
Depreciation and amortization	532,000	526,000
Operating expenses	1,412,000	1,391,000
Total expenses	2,320,000	2,325,000

Net loss	$(201,000)	$(241,000)
Net loss allocable to the Partnership	$(197,000)	$(238,000)
Net income recorded by the Partnership	$27,000	$17,000

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
December 31, 2007
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2007	2006
Revenues	$3,179,000	$3,126,000
Expenses:
Interest expense	564,000	612,000
Depreciation and amortization	798,000	789,000
Operating expenses	2,118,000	2,087,000
Total expenses	3,480,000	3,488,000

Net loss	$(301,000)	$(362,000)
Net loss allocable to the Partnership	$(296,000)	$(356,000)
Net income recorded by the Partnership	$41,000	$26,000

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
December 31, 2007
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of up to 8% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented the Partnership incurred total acquisition fees of $800,000, which have been included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was $720,128, $718,911, $717,694 and $716,477 as of December 31, 2007, September 30, 2007, June 30, 2007 and March 31, 2007, respectively.

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

(c)
An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed 0.2% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such. Asset management fees of $10,500 were incurred during each of the three months ended June 30, 2007 and 2006. For each of the six months ended September 30, 2007 and 2006, the Partnership incurred asset management fees of $21,000.  Management fees of $31,500 were incurred during each of the nine months ended December 31, 2007 and 2006. The Partnership paid the General Partner or its affiliates $5,000 and $9,375 of those fees during the three months ended June 30, 2007 and 2006, respectively,  $10,000 and $18,750 for the six months ended September 30, 2007 and 2006, respectively, and $10,000 and $23,750 for the nine months ended December 31, 2007 and 2006, respectively.

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

(e)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 during each of the three months ended June 30, 2007 and 2006, $3,886 and $4,979 for the six months ended September 30, 2007 and 2006, respectively, and $18,114 and $23,413 for the nine months ended December 31, 2007 and 2006, respectively.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
December 31, 2007
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS - continued

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2007

Asset management fee payable	$188,042	$193,542	$204,042	$182,542
Expenses paid by the General Partners or an affiliate on behalf of the Partnership	3,885	14,121	629	2,655
Total	$191,927	$207,663	$204,671	$185,197

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2007 and 2006, the three and six months ended September 30, 2007 and 2006, and the three and nine months ended December 31, 2007 and 2006, and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2007 consisted of $135,000 in cash and aggregate investments in the twenty-one Local Limited Partnerships of $986,000. Liabilities at June 30, 2007 consisted of $192,000 of accrued fees and expenses due to General Partner and affiliates.

The Partnership's assets at September 30, 2007 consisted of $143,000 in cash and aggregate investments in the twenty-one Local Limited Partnerships of $998,000. Liabilities at September 30, 2007 consisted of $208,000 of accrued fees and expenses due to General Partner and affiliates.

The Partnership's assets at December 31, 2007 consisted of $129,000 in cash and aggregate investments in the twenty-one Local Limited Partnerships of $1,011,000. Liabilities at December 31, 2007 consisted of $205,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006   The Partnership's net loss for the three months ended June 30, 2007 was $(19,000), reflecting a decrease of approximately $5,000 from the net loss of $(24,000) for the three months ended June 30, 2006. Equity in income of Local Limited Partnerships increased by $6,000 for the three months ended June 30, 2007 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The impairment loss increased by $(2,000) for the three months ended June 30, 2007 from the three months ended June 30, 2006.  The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership.  The reporting fees increased by $1,000 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006 The Partnership's net income for the three months ended September 30, 2007 was $5,000, reflecting an increase of approximately $22,000 from the net loss of $(17,000) for the three months ended September 30, 2006. Equity in income of Local Limited Partnerships increased by $4,000 for the three months ended September 30, 2007 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The legal and accounting fees decreased by $2,000 for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 due to the timing of the accounting work being performed.  The distribution income increased by $5,000 and the reporting fees increased by $10,000 for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 due to the fact that Local Limited Partnerships pay the distribution income and reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Six Months Ended September 30, 2007 Compared to the Six Months Ended September 30, 2006  The Partnership's net loss for the six months ended September 30, 2007 was $(14,000), reflecting a decrease of approximately $27,000 from the net loss of $(41,000) for the six months ended September 30, 2006. Equity in income of Local Limited Partnerships increased by $10,000 from the six months ended September 30, 2006 due to the operations of the underlying Housing Complexes fluctuating from year to year. The impairment loss increased by $(2,000) for the six months ended September 30, 2007 from the six months ended September 30, 2006. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership.   The legal and accounting fees decreased by $2,000 for the six months ended September 30, 2007 compared to the six months ended September 30, 2006 due to the timing of the accounting work being performed.  The reporting fees increased by $11,000 and the distribution income increased by $5,000 for the six months ended September 30, 2007 compared to the six months ended September 30, 2006 due to the fact that Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006 The Partnership's net income for the three months ended December 31, 2007 was $1,000, reflecting an increase of approximately $5,000 from the net loss of $(4,000) for the three months ended December 31, 2006. Equity in income of Local Limited Partnerships increased by $3,000 from the three months ended December 31, 2007 due to the operations of the underlying Housing Complexes fluctuating from year to year.

Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006  The Partnership's net loss for the nine months ended December 31, 2007 was $(13,000), reflecting a decrease of approximately $32,000 from the net loss of $(45,000) for the nine months ended December 31, 2006. Equity in income of Local Limited Partnerships increased by $15,000 from the nine months ended December 31, 2006 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The impairment loss increased by $(2,000) for the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006.  The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership.  The legal and accounting fees decreased by $2,000 for the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006 due to the timing of the accounting work being performed.  The reporting fees increased by $11,000 and the distribution income increased by $4,000 for the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006 due to the fact that Local Limited Partnerships pay the reporting fees and the distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Capital Resources and Liquidity

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006  Net cash used during the three months ended June 30, 2007 was $(200), compared to net cash used during the three months ended June 30, 2006 of $(5,000).  The decrease in cash used of $4,800 during the three months ended June 30, 2007 is largely due to the Partnership paying $(5,000) in accrued asset management fees compared to $(9,000) paid during the three months ended June 30, 2006. Additionally during the three months ended June 30, 2007 the Partnership received $1,000 in reporting fees compared to no reporting fees being received during the three months ended June 30, 2006.

Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006  Net cash provided during the six months ended September 30, 2007 was $8,000 compared to net cash used during the six months ended September 30, 2006 of $(16,000).  The decrease in cash used of $24,000 during the six months ended September 30, 2007 is partially due to the $(4,000) reimbursement of operating advances paid to the General Partner or an affiliate during the six months ended September 30, 2007 compared to $(5,000) in reimbursements paid during the six months ended September 30, 2006. Additionally, during the six months ended September 30, 2007, the Partnership paid $(10,000) in accrued asset management fees compared to $(19,000) paid during the six months ended September 30, 2006.  During the six months ended September 30, 2007 the Partnership received $11,000 more in cash as payment for reporting fees as well as an increase of $4,000 received for distribution income.  Both reporting fees and distribution income are paid to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006  Net cash used during the nine months ended December 31, 2007 was $(6,000) compared to net cash used during the nine months ended December 31, 2006 of $(40,000).  The decrease in cash used of $34,000 during the nine months ended December 31, 2007 is partially due to the $(18,000) reimbursement of operating advances paid to the General Partner or an affiliate during the nine months ended December 31, 2007 compared to $(23,000) in reimbursements paid during the nine months ended December 31, 2006. Additionally, during the nine months ended December 31, 2007, the Partnership paid $(10,000) in accrued asset management fees compared to $(24,000) paid during the nine months ended December 31, 2006.  Each quarter management analysis the cash balances of the Partnership and then determines how much of the operating expense reimbursements and accrued asset management fees will be paid.  During the nine months ended December 31, 2007 the Partnership received $11,000 more in cash as payment for reporting fees as well as an increase of $4,000 received for distribution income.  Both reporting fees and distribution income are paid to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

During the three, six and nine months ended June 30, 2007, September 30, 2007 and December 31, 2007, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $7,000, $22,000 and $19,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2007, to be insufficient to meet all currently foreseeable future cash requirements.  Associates have agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through December 31, 2011.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (the "FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S.generally accepted accounting principles ("GAAP") for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

NOT APPLICABLE

Item 4T. Controls and Procedures

(a)           Disclosure controls and procedures

As of the end of the period covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership’s periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, consistent with the definition of “disclosure controls and procedures” under the Securities Exchange Act of 1934.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarters ended June 30, 2007, September 30, 2007 and December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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