Form 10-Q
period 2008-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2010-12-13
CIK 913496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
For the quarterly period ended September 30, 2008
For the quarterly period ended December 31, 2008

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

Yes ___ No        X

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
(A California Limited Partnership)

INDEX TO FORM 10-Q
 For the quarterly period ended June 30, 2008
For the quarterly period ended September 30, 2008
For the quarterly period ended December 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2008	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2008 and 2007	4
	For the Three and Six Months Ended September 30, 2008 and 2007	5
	For the Three and Nine Months Ended December 31, 2008 and 2007	6

	Condensed Statement of Partners' Equity (Deficit)
	For the Three Months Ended June 30, 2008	7
	For the Six Months Ended September 30, 2008	7
	For the Nine Months Ended December 31, 2008	7

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2008 and 2007	8
	For the Six Months Ended September 30, 2008 and 2007	9
	For the Nine Months Ended December 31, 2008 and 2007	10

	Notes to Condensed Financial Statements	11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	27

Item 4T.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	(Removed and Reserved)	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

	Signatures	29

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2008
ASSETS
Cash	$157,430	$139,013	$132,535	$127,224
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-	-	1,023,006

Total Assets	$157,430	$139,013	$132,535	$1,150,230

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$218,977	$211,230	$225,046	$206,411

Total Liabilities	218,977	211,230	225,046	206,411

Partners’ Equity (Deficit):
General Partner	(100,516)	(100,622)	(100,825)	(90,462)
Limited Partners (10,000 Partnership Units authorized; 10,000 Partnership Units issued and outstanding)	38,969	28,405	8,314	1,034,281

Total Partners’ Equity (Deficit)	(61,547)	(72,217)	(92,511)	943,819

Total Liabilities and Partners’ Equity (Deficit)	$157,430	$139,013	$132,535	$1,150,230

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
	Three Months	Three Months

Distribution income	$4,085	$3,686
Reporting fees	6,636	1,000

Total operating income	10,721	4,686

Operating expenses and loss:
Amortization (Note 2)	1,217	1,217
Asset management fees (Note 3)	10,500	10,500
Impairment loss (Note 2)	1,015,863	24,436
Legal and accounting fees	-	313
Other	2,066	918

Total operating expenses and loss	1,029,646	37,384

Loss from operations	(1,018,925)	(32,698)

Equity in income of Local Limited Partnerships (Note 2)	13,542	13,520

Interest income	17	125

Net loss	$(1,005,366)	$(19,053)

Net loss allocated to:
General Partner	$(10,054)	$(191)

Limited Partners	$(995,312)	$(18,862)

Net loss per Partnership Unit	$(100)	$(2)

Outstanding weighted Partnership Units	10,000	10,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended
September 30, 2008 and 2007
 (Unaudited)

	2008		2007
	Three	Six	Three	Six
	Months	Months	Months	Months

Distribution income	$-	$4,085	$7,494	$11,180
Reporting fees	500	7,136	9,736	10,736

Total operating income	500	11,221	17,230	21,916

Operating expenses and loss:
Amortization (Note 2)	-	1,217	1,217	2,434
Asset management fees (Note 3)	10,500	21,000	10,500	21,000
Impairment loss (Note 2)	-	1,015,863	-	24,436
Legal and accounting fees	-	-	13,939	14,252
Other	688	2,754	182	1,100

Total operating expenses and loss	11,188	1,040,834	25,838	63,222

Loss from operations	(10,688)	(1,029,613)	(8,608)	(41,306)

Equity in income of Local
Limited Partnerships (Note 2)	-	13,542	13,520	27,040

Interest income	18	35	75	200
Net income (loss)	$(10,670)	$(1,016,036)	$4,987	$(14,066)

Net income (loss) allocated to:
General Partner	$(107)	$(10,160)	$50	$(141)

Limited Partners	$(10,563)	$(1,005,876)	$4,937	$(13,925)

Net income (loss) per
Partnership Unit	$(1)	$(101)	$1	$(1)

Outstanding weighted Partnership Units	10,000	10,000	10,000	10,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
For the Three Months and Nine Months Ended December 31, 2008 and 2007
 (Unaudited)

	2008		2007
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Distribution income	$-	$4,085	$-	$11,180
Reporting fees	500	7,636	-	10,736

Total operating income	500	11,721	-	21,916

Operating expenses and loss:
Amortization (Note 2)	-	1,217	1,217	3,651
Asset management fees (Note 3)	10,500	31,500	10,500	31,500
Impairment loss (Note 2)	-	1,015,863	-	24,436
Legal and accounting fees	2,890	2,890	-	14,252
Other	7,427	10,181	736	1,836

Total operating expenses and loss	20,817	1,061,651	12,453	75,675

Loss from operations	(20,317)	(1,049,930)	(12,453)	(53,759)

Equity in income of Local
Limited Partnerships (Note 2)	-	13,542	13,520	40,560

Interest income	23	58	3	203

Net income (loss)	$(20,294)	(1,036,330)	$1,070	$(12,996)

Net income (loss) allocated to:
General Partner	$(203)	$(10,363)	$11	$(130)

Limited Partners	$(20,091)	$(1,025,967)	$1,059	$(12,866)

Net income (loss) per
Partnerships Units	$(2)	$(103)	$0	$(1)

Outstanding weighted Partnership Units	10,000	10,000	10,000	10,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
For the Three Months Ended June 30, 2008, Six Months Ended September 30, 2008
 and Nine Months Ended December 31, 2008
 (Unaudited)

For the Three Months Ended June 30, 2008
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2008	$(90,462)	$1,034,281	$943,819

Net loss	(10,054)	(995,312)	(1,005,366)

Partners’ equity (deficit) at June 30, 2008	$(100,516)	$38,969	$(61,547)

For the Six Months Ended September 30, 2008
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2008	$(90,462)	$1,034,281	$943,819

Net loss	(10,160)	(1,005,876)	(1,016,036)

Partners’ equity (deficit) at September 30, 2008	$(100,622)	$28,405	$(72,217)

For the Nine Months Ended December 31, 2008
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2008	$(90,462)	$1,034,281	$943,819

Net loss	(10,363)	(1,025,967)	(1,036,330)

Partners’ equity (deficit) at December 31, 2008	$(100,825)	$8,314	$(92,511)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(1,005,366)	$(19,053)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Amortization	1,217	1,217
Impairment loss	1,015,863	24,436
Equity in income of Local Limited Partnerships	(13,542)	(13,520)
Increase in accrued fees and expenses due to
General Partner and affiliates	12,566	6,730
Net cash provided by (used in) operating activities	10,738	(190)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	19,468	-

Net cash provided by investing activities	19,468	-

Net increase (decrease) in cash	30,206	(190)

Cash, beginning of period	127,224	135,077

Cash, end of period	$157,430	$134,887

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2008 and 2007
(Unaudited)
	2008	2007
Cash flows from operating activities:
Net loss	$(1,016,036)	$(14,066)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Amortization	1,217	2,434
Impairment loss	1,015,863	24,436
Equity in income of Local Limited Partnerships	(13,542)	(27,040)
Increase in accrued fees and expenses due to
General Partner and affiliates	4,819	22,466
Net cash provided by (used in) operating activities	(7,679)	8,230

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	19,468	-
Net cash provided by inventing activities	19,468	-

Net increase in cash	11,789	8,230

Cash, beginning of period	127,224	135,077

Cash, end of period	$139,013	$143,307

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)
	2008	2007
Cash flows from operating activities:
Net loss	$(1,036,330)	$(12,996)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization	1,217	3,651
Equity in income of Local Limited Partnerships	(13,542)	(40,560)
Impairment loss	1,015,863	24,436
Increase in accrued fees and expenses due to General Partner
and affiliates	18,635	19,474
Net cash used in operating activities	(14,157)	(5,995)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	19,468	-
Net cash provided by investing activities	19,468	-

Net increase (decrease) in cash	5,311	(5,995)

Cash, beginning of period	127,224	135,077

Cash, end of period	$132,535	$129,082

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2008, six months ended September 30, 2008 and nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2008.

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
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
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
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met.  Ten of the Housing Complexes have completed their 15-year Compliance Period as of December 31, 2008.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2008.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
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

“Equity in losses of Local Limited Partnerships” for each of the periods ended June 30, 2008, September 30, 2008, December 31, 2008 and 2007, respectively have been recorded by the Partnership. Management’s estimate for the three, six and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships.  Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2008, September 30, 2008 and December 31, 2008, all investment accounts in Local Limited Partnerships had reached a zero balance.

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
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
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

Amortization

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for each of the three months ended June 30, 2008 and 2007 was $1,217.  For the six months ended September 30, 2008 and 2007 amortization expense was $1,217 and $2,434, respectively, and for the nine months ended December 31, 2008 and 2007 it was $1,217 and $3,651, respectively.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the three months ended June 30, 2008 and 2007 impairment loss related to investments in Local Limited Partnerships was $938,424 and $24,436, respectively.   During the six months ended September 30, 2008 and 2007, the impairment losses were $938,424 and $24,436, respectively.  During the nine months ended December 31, 2008 and 2007, the impairment losses were $938,424 and $24,436, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. During the three months ended June 30, 2008 and 2007, an impairment loss of $77,439 and $0, respectively, was recorded against the related intangibles.  During the six months ended September 30, 2008 and 2007, the impairment losses were $77,439 and $0, respectively.  During the nine months ended December 31, 2008 and 2007, the impairment losses were $77,439 and $0, respectively

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2008	For the Year Ended March 31, 2008
Investments per balance sheet, beginning of period	$1,023,006	$998,230
Impairment loss	(1,015,863)	(24,436)
Equity in income of Local Limited Partnerships	13,542	54,080
Distributions received from Local Limited Partnerships	(19,468)	-
Amortization of capitalized acquisition fees and costs	(1,217)	(4,868)
Investments per balance sheet, end of period	$-	$1,023,006

	For the Six Months Ended September 30, 2008	For the Year Ended March 31, 2008
Investments per balance sheet, beginning of period	$1,023,006	$998,230
Impairment loss	(1,015,863)	(24,436)
Equity in income of Local Limited Partnerships	13,542	54,080
Distributions received from Local Limited Partnerships	(19,468)	-
Amortization of capitalized acquisition fees and costs	(1,217)	(4,868)
Investments per balance sheet, end of period	$-	$1,023,006

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Nine Months Ended December 31, 2008	For the Year Ended March 31, 2008
Investments per balance sheet, beginning of period	$1,023,006	$998,230
Impairment loss	(1,015,863)	(24,436)
Equity in income of Local Limited Partnerships	13,542	54,080
Distributions received from Local Limited Partnerships	(19,468)	-
Amortization of capitalized acquisition fees and costs	(1,217)	(4,868)
Investments per balance sheet, end of period	$-	$1,023,006

	For the Three Months Ended June 30, 2008	For the Year Ended March 31, 2008
Investments in Local Limited Partnerships, net	$-	$944,350
Acquisition fees and costs, net of accumulated amortization of $0 and $791,294	-	78,656
Investments per balance sheet, end of period	$-	$1,023,006

	For the Six Months Ended September 30, 2008	For the Year Ended March 31, 2008
Investments in Local Limited Partnerships, net	$-	$944,350
Acquisition fees and costs, net of accumulated amortization of $0 and $791,294	-	78,656
Investments per balance sheet, end of period	$-	$1,023,006

	For the Nine Months Ended December 31, 2008	For the Year Ended March 31, 2008
Investments in Local Limited Partnerships, net	$-	$944,350
Acquisition fees and costs, net of accumulated amortization of $0 and $791,294	-	78,656
Investments per balance sheet, end of period	$-	$1,023,006

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2008	2007
Revenues	$1,078,000	$1,060,000
Expenses:
Interest expense	182,000	188,000
Depreciation and amortization	270,000	266,000
Operating expenses	725,000	706,000
Total expenses	1,177,000	1,160,000

Net loss	$(99,000)	$(100,000)
Net loss allocable to the Partnership	$(98,000)	$(99,000)
Net income recorded by the Partnership	$14,000	$14,000

Selected financial information for the six months ended September 30, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2008	2007
Revenues	$2,156,000	$2,119,000
Expenses:
Interest expense	364,000	376,000
Depreciation and amortization	540,000	532,000
Operating expenses	1,450,000	1,412,000
Total expenses	2,354,000	2,320,000

Net loss	$(198,000)	$(201,000)
Net loss allocable to the Partnership	$(196,000)	$(197,000)
Net income recorded by the Partnership	$14,000	$27,000

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)
NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2008	2007
Revenues	$3,234,000	$3,179,000
Expenses:
Interest expense	546,000	564,000
Depreciation and amortization	810,000	798,000
Operating expenses	2,175,000	2,118,000
Total expenses	3,531,000	3,480,000

Net loss	$(297,000)	$(301,000)
Net loss allocable to the Partnership	$(293,000)	$(296,000)
Net income recorded by the Partnership	$14,000	$41,000

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of up to 8% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented the Partnership incurred total acquisition fees of $800,000, which have been included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was $0, $0, $0 and $721,345 as of December 31, 2008, September 30, 2008, June 30, 2008 and March 31, 2008, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)
NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(c)
An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds.  In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed 0.2% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such.   Asset management fees of $10,500 were incurred during each of the three months ended June 30, 2008 and 2007. For each of the six months ended September 30, 2008 and 2007, the Partnership incurred asset management fees of $21,000.  Asset management fees of $31,500 were incurred during each of the nine months ended December 31, 2008 and 2007. The Partnership paid the General Partner or its affiliates $0 and $5,000 of those fees during the three months ended June 30, 2008 and 2007, respectively,  $12,500 and $10,000 for the six months ended September 30, 2008 and 2007, respectively, and $12,500 and $10,000 for the nine months ended December 31, 2008 and 2007, respectively.

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

(e)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 during each of the three months ended June 30, 2008 and 2007, $6,435 and $3,886 for the six months ended September 30, 2008 and 2007, respectively, and $13,435 and $18,114 for the nine months ended December 31, 2008 and 2007, respectively.

(f)
A non-accountable organization and offering and underwriting expense reimbursement were paid to the General Partner or affiliates on behalf of the Partnership.  At the end of all periods presented, $15,000 of those reimbursements has been included in investments in Local Limited Partnerships. Accumulated amortization was $15,000 for all periods presented.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2008

Asset management fee payable	$212,542	$210,542	$221,042	$202,042
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	6,435	688	4,004	4,369
Total	$218,977	$211,230	$225,046	$206,411

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2008 and 2007, the three and six months ended September 30, 2008 and 2007, and the three and nine months ended December 31, 2008 and 2007, and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2008 consisted of $157,000 in cash. Liabilities at June 30, 2008 consisted of $219,000 of accrued fees expenses due to General Partner and affiliates.

The Partnership's assets at September 30, 2008 consisted of $139,000 in cash. Liabilities at September 30, 2008 consisted of $211,000 of accrued fees and expenses due to General Partner and affiliates.

The Partnership's assets at December 31, 2008 consisted of $133,000 in cash. Liabilities at December 31, 2008 consisted of $225,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007   The Partnership's net loss for the three months ended June 30, 2008 was $(1,005,000), reflecting an increase of approximately $(986,000) from the net loss of $(19,000) for the three months ended June 30, 2007. That increase in net loss was largely due to an increase of $(991,000) in impairment loss for the three months ended June 30, 2008 compared to June 30, 2007.  For the three months ended June 30, 2007 the impairment analysis calculated any residual value to the Partnership in addition to the remaining Low Income Housing Tax Credits available to the Partnership and compared that to the current carrying value of each investment to the Partnership. For the three months ended June 30, 2008 all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic conditions. Reporting fees increased by $6,000 for the three months ended June 30, 2008 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007 The Partnership's net loss for the three months ended September 30, 2008 was $(11,000), reflecting an increase in net loss of approximately $(16,000) from the net income of $5,000 for the three months ended September 30, 2007.  The legal and accounting fees decreased by $14,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due to the timing of the accounting work being performed.  Additionally, the amortization decreased by $1,000 during the three months ended September 30, 2008 due to the fact that during the quarter ended June 30, 2008 all the acquisition costs and fees associated with the investments were impaired to zero.  Therefore, the Partnership recorded amortization for only the three months ended June 30, 2008.  Reporting fees decreased by $(9,000) and distribution income decreased by $(7,000) for the three months ended September 30, 2008 due to the fact that Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.   Equity in income from Local Limited Partnerships decreased by $(14,000) from the three months ended September 30, 2007 due to the fact that the net investment balances in all the Local Limited Partnerships were impaired to zero as of June 30, 2008.

Six Months Ended September 30, 2008 Compared to the Six Months Ended September 30, 2007  The Partnership's net loss for the six months ended September 30, 2008 was $(1,016,000), reflecting an increase of approximately $(1,002,000) from the net loss of $(14,000) for the six months ended September 30, 2007. That increase in net loss was largely due to an increase of $(991,000) in impairment loss for the six months ended September 30, 2008 compared to September 30, 2007.  For the six months ended September 30, 2007 the impairment analysis calculated any residual value to the Partnership in addition to the remaining Low Income Housing Tax Credits available to the Partnership and compared that to the current carrying value of each investment to the Partnership. For the six months ended September 30, 2008 all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic conditions.    Equity in income from Local Limited Partnerships decreased by $(13,000) from the six months ended September 30, 2007 due to the fact that the net investment balances in all the Local Limited Partnerships were impaired to zero as of June 30, 2008. The legal and accounting fees decreased by $14,000 for the six months ended September 30, 2008 compared to the six months ended September 30, 2007, due to the timing of the accounting work being performed.  Reporting fees decreased by $(4,000) and distribution income decreased by $(7,000) for the six months ended September 30, 2008 due to the fact that Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. Additionally, the amortization decreased by $1,000 during the six months ended September 30, 2008 due to the fact that during the quarter ended June 30, 2008 all the acquisition costs and fees associated with the investments were impaired to zero.  Therefore, the Partnership recorded amortization for only the three months ended June 30, 2008.

Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007  The Partnership's net loss for the three months ended December 31, 2008 was $(20,000), reflecting an increase in net loss of approximately $(21,000) from the net income of $1,000 for the three months ended December 31, 2007.  The legal and accounting fees increased by $(3,000) for the three months ended December 31, 2008 compared to the three months ended December 31, 2007, due to the timing of the accounting work being performed.  Additionally, the amortization decreased by $1,000 during the three months ended December 31, 2008 due to the fact that during the quarter ended June 30, 2008 all the acquisition costs and fees associated with the investments were impaired to zero.  Therefore, the Partnership recorded amortization for only the three months ended June 30, 2008.  Reporting fees increased by $1,000 for the three months ended December 31, 2008 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.   Equity in income from Local Limited Partnerships decreased by $(14,000) from the three months ended December 31, 2007 due to the fact that the net investment balances in all the Local Limited Partnerships were impaired to zero as of June 30, 2008. The other operating expenses increased by $(7,000) due primarily to an increase in property inspection expenses.  The Local Limited Partnerships are required to be inspected once every two years. Therefore, depending on when the site visits are due this particular expense will vary from quarter to quarter.

Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007  The Partnership's net loss for the nine months ended December 31, 2008 was $(1,036,000), reflecting an increase of approximately $(1,023,000) from the net loss of $(13,000) for the nine months ended December 31, 2007. That increase in net loss was largely due to an increase of $(991,000) in impairment loss for the nine months ended December 31, 2008 compared to December 31, 2007.  For the nine months ended December 31, 2008 the impairment analysis calculated any residual value to the Partnership in addition to the remaining Low Income Housing Tax Credits available to the Partnership and compared that to the current carrying value of each investment to the Partnership. For the nine months ended December 31, 2008 all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic conditions.    Equity in income from Local Limited Partnerships decreased by $(27,000) from the nine months ended December 31, 2007 due to the fact that the net investment balances in all the Local Limited Partnerships were impaired to zero as of June 30, 2008. The legal and accounting fees decreased by $11,000 for the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007, due to the timing of the accounting work being performed.  Reporting fees decreased by $(3,000) and distribution income decreased by $(7,000) for the nine months ended December 31, 2008 due to the fact that Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.   Additionally, the amortization decreased by $2,000 during the nine months ended December 31, 2008 due to the fact that during the quarter ended June 30, 2008 all the acquisition costs and fees associated with the investments were impaired to zero.  Therefore, the Partnership recorded amortization for only the three months ended June 30, 2008.  The other operating expenses increased by $(8,000) primarily because of an increase in property inspection expenses.  The Local Limited Partnerships are required to be inspected once every two years. Therefore, depending on when the site visits are due this particular expense will vary from quarter to quarter.

Capital Resources and Liquidity

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007  Net cash provided during the three months ended June 30, 2008 was $30,000, compared to net cash used during the three months ended June 30, 2007 of $(200).  The decrease in cash used during the three months ended June 30, 2008 is largely due to the $19,000 increase in distributions received from Local Limited Partnerships as well as a $6,000 increase in reporting fees.  As explained above, the reporting fees and distributions are paid to the Partnership depending on the available cash flow of the Local Limited Partnerships.  Additionally, during the three months ended June 30, 2008, the Partnership did not pay any accrued asset management fees compared to $(5,000) paid during the three months ended June 30, 2007.

Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007  Net cash provided during the six months ended September 30, 2008 was $12,000 compared to net cash provided during the six months ended September 30, 2007 of $8,000.  The increase in cash provided during the six months ended September 30, 2008 is largely due to the $12,000 increase in distributions which was partially offset by a $(9,000) decrease in reporting fees received from Local Limited Partnerships.  As explained above the reporting fees and distributions are paid to the Partnership depending on the available cash flow of the Local Limited Partnerships.   The Partnership paid $(6,000) in reimbursements of operating advances paid to the General Partner or an affiliate during the six months ended September 30, 2008 compared to $(4,000) in reimbursements paid during the six months ended September 30, 2007. Additionally, during the six months ended September 30, 2008, the Partnership paid $(13,000) in accrued asset management fees compared to $(10,000) paid during the six months ended September 30, 2007.

Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007  Net cash provided during the nine months ended December 31, 2008 was $5,000 compared to net cash used during the nine months ended December 31, 2007 of $(6,000), reflecting a change of $11,000.   The change in cash provided during the nine months ended December 31, 2008 is largely due to the $12,000 increase in distributions which was partially offset by a $(3,000) decrease in reporting fees received from Local Limited Partnerships.  As explained above the reporting fees and distributions are paid to the Partnership depending on the available cash flow of the Local Limited Partnerships.  The Partnership paid $(13,000) in reimbursements of operating advances paid to the General Partner or an affiliate during the nine months ended December 31, 2008 compared to $(18,000) in reimbursements paid during the nine months ended December 31, 2007. Additionally, during the nine months ended December 31, 2008, the Partnership paid $(13,000) in accrued asset management fees compared to $(10,000) paid during the nine months ended December 31, 2007.

During the three, six and nine months ended June 30, 2008, September 30, 2008 and December 31, 2008, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $13,000, $5,000 and $19,000, respectively. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2008, to be insufficient to meet all currently foreseeable future cash requirements.  Associates have agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through December 31, 2011.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarters ended June 30, 2008, September 30, 2008 and December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

By:  WNC & ASSOCIATES, INC.            General Partner of WNC Tax Credit partners IV, L.P.

By: /s/ Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: December 10, 2010

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: December 10, 2010