Form 10-Q
period 2009-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2010-12-13
CIK 913496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
For the quarterly period ended September 30, 2009
For the quarterly period ended December 31, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-26048

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

California	33-0563307
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17782 Sky Park Circle
Irvine, CA	92614-6404
(Address of principal executive offices)	(Zip Code)

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

Yes ___No        X

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
Yes  No       X

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

INDEX TO FORM 10-Q
 For the quarterly period ended June 30, 2009
For the quarterly period ended September 30, 2009
For the quarterly period ended December 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2009	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2009 and 2008	4
	For the Three and Six Months Ended September 30, 2009 and 2008	5
	For the Three and Nine Months Ended December 31, 2009 and 2008	6

	Condensed Statement of Partners' Equity (Deficit)
	For the Three Months Ended June 30, 2009	7
	For the Six Months Ended September 30, 2009	7
	For the Nine Months Ended December 31, 2009	7

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2009 and 2009	8
	For the Six Months Ended September 30, 2009 and 2008	9
	For the Nine Months Ended December 31, 2009 and 2008	10

	Notes to Condensed Financial Statements	11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	24

Item 4T.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	(Removed and Reserved)	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures		26

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2009
ASSETS
Cash	$117,460	$139,818	$139,871	$117,609
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-	-	-

Total Assets	$117,460	$139,818	$139,871	$117,609

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$224,000	$235,692	$246,944	$219,475

Total Liabilities	224,000	235,692	246,944	219,475

Partners’ Equity (Deficit):
General Partner	(100,966)	(100,859)	(100,971)	(100,919)
Limited Partners (10,000 Partnership Units authorized; 10,000 Partnership Units issued and outstanding)	(5,574)	4,985	(6,102)	(947)

Total Partners’ Equity (Deficit)	(106,540)	(95,874)	(107,073)	(101,866)

Total Liabilities and Partners’ Equity (Deficit)	$117,460	$139,818	$139,871	$117,609

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

 CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
	Three Months	Three Months

Distribution income	$5,805	$4,085
Reporting fees	1,500	6,636

Total operating income	7,305	10,721

Operating expenses and loss:
Amortization (Note 2)	-	1,217
Asset management fees (Note 3)	10,500	10,500
Impairment loss (Note 2)	-	1,015,863
Legal and accounting fees	-	-
Other	1,525	2,066

Total operating expenses and loss	12,025	1,029,646

Loss from operations	(4,720)	(1,018,925)

Equity in income of Local Limited Partnerships (Note 2)	-	13,542

Interest income	46	17

Net loss	$(4,674)	$(1,005,366)

Net loss allocated to:
General Partner	$(47)	$(10,054)

Limited Partners	$(4,627)	$(995,312)

Net loss per Partnership Unit	$-	$(100)

Outstanding weighted Partnership Units	10,000	10,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

 CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended
September 30, 2009 and 2008
 (Unaudited)

	2009		2008
	Three	Six	Three	Six
	Months	Months	Months	Months

Distribution income	$22,809	$28,614	$-	$4,085
Reporting fees	1,460	2,960	500	7,136

Total operating income	24,269	31,574	500	11,221

Operating expenses and loss:
Amortization (Note 2)	-	-	-	1,217
Asset management fees (Note 3)	10,500	21,000	10,500	21,000
Impairment loss (Note 2)	-	-	-	1,015,863
Legal and accounting fees	3,035	3,035	-	-
Other	115	1,640	688	2,754

Total operating expenses and loss	13,650	25,675	11,188	1,040,834

Income (loss) from operations	10,619	5,899	(10,688)	(1,029,613)

Equity in income of Local
Limited Partnerships (Note 2)	-	-	-	13,542

Interest income	47	93	18	35

Net income (loss)	$10,666	$5,992	$(10,670)	$(1,016,036)

Net income (loss) allocated to:
General Partner	$107	$60	$(107)	$(10,160)

Limited Partners	$10,559	$5,932	$(10,563)	$(1,005,876)

Net income (loss) per
Partnership Unit	$1	$1	$(1)	$(101)

Outstanding weighted Partnership Units	10,000	10,000	10,000	10,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

 CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended
December 31, 2009 and 2008
 (Unaudited)

	2009		2008
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Distribution income	$-	$28,614	$-	$4,085
Reporting fees	-	2,960	500	7,636
Total operating income	-	31,574	500	11,721

Operating expenses and loss:
Amortization (Note 2)	-	-	-	1,217
Asset management fees (Note 3)	10,500	31,500	10,500	31,500
Impairment loss (Note 2)	-	-	-	1,015,863
Legal and accounting fees	-	3,035	2,890	2,890
Other	752	2,392	7,427	10,181

Total operating expenses and loss	11,252	36,927	20,817	1,061,651

Loss from operations	(11,252)	(5,353)	(20,317)	(1,049,930)

Equity in income of Local
Limited Partnerships (Note 2)	-	-	-	13,542

Interest income	53	146	23	58

Net loss	$(11,199)	$(5,207)	$(20,294)	$(1,036,330)

Net loss allocated to:
General Partner	$(112)	$(52)	$(203)	$(10,363)

Limited Partners	$(11,087)	$(5,155)	$(20,091)	$(1,025,967)

Net loss per
Partnerships Units	$(1)	$(1)	$(2)	$(103)

Outstanding weighted
Partnership Units	10,000	10,000	10,000	10,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

 CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
For the Three Months Ended June 30, 2009, Six Months Ended September 30, 2009
 and Nine Months Ended December 31, 2009
 (Unaudited)

For the Three Months Ended June 30, 2009
	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2009	$(100,919)	$(947)	$(101,866)

Net loss	(47)	(4,627)	(4,674)

Partners’ deficit at June 30, 2009	$(100,966)	$(5,574)	$(106,540)

For the Six Months Ended September 30, 2009
	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2009	$(100,919)	$(947)	$(101,866)

Net income	60	5,932	5,992

Partners’ equity (deficit) at September 30, 2009	$(100,859)	$4,985	$(95,874)

For the Nine Months Ended December 31, 2009
	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2009	$(100,919)	$(947)	$(101,866)

Net loss	(52)	(5,155)	(5,207)

Partners’ deficit at December 31, 2009	$(100,971)	$(6,102)	$(107,073)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2009 and 2008
(Unaudited)
	2009	2008
Cash flows from operating activities:
Net loss	$(4,674)	$(1,005,366)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Amortization	-	1,217
Impairment loss	-	1.015,863
Equity in income of Local Limited Partnerships	-	(13,542)
Increase in accrued fees and expenses due to
General Partner and affiliates	4,525	12,566
Net cash provided by (used in) in operating activities	(149)	10,738

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	-	19,468

Net cash provided by investing activities	-	19,468

Net increase (decrease) in cash	(149)	30,206

Cash, beginning of period	117,609	127,224

Cash, end of period	$117,460	$157,430

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

 CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net income (loss)	$5,992	$(1,016,036)
Adjustments to reconcile net income (loss) to net
cash provided by (used) in operating activities:
Amortization	-	1,217
Impairment loss	-	1,015,863
Equity in income of Local Limited Partnerships	-	(13,542)
Increase in accrued fees and expenses due to
General Partner and affiliates	16,217	4,819
Net cash provided by (used) in operating activities	22,209	(7,679)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	-	19,468
Net cash provided by investing activities	-	19,468

Net increase in cash	22,209	11,789

Cash, beginning of period	117,609	127,224

Cash, end of period	$139,818	$139,013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2009 and 2008
(unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(5,207)	$(1,036,330)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Amortization	-	1,217
Equity in income of Local Limited Partnerships	-	(13,542)
Impairment loss	-	1,015,863
Increase in accrued fees and expenses due to
General Partner and affiliates	27,469	18,635
Net cash provided by (used in) operating activities	22,262	(14,157)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	-	19,468
Net cash provided by investing activities	-	19.468

Net increase in cash	22,262	5,311

Cash, beginning of period	117,609	127,224

Cash, end of period	$139,871	$132,535

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2009, six months ended September 30, 2009 and nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2009.

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
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
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
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met.  As of June 30, 2009 and September 30, 2009 ten Local Limited Partnerships had completed the Compliance Period and seventeen Local Limited Partnerships completed the Compliance Period as of December 31, 2009.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2009.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
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

“Equity in losses of Local Limited Partnerships” for each of the periods ended June 30, 2009, September 30, 2009, December 31, 2009 and 2008, respectively have been recorded by the Partnership. Management’s estimate for the three, six and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships.  Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2009, September 30, 2009 and December 31, 2009, all investment accounts in Local Limited Partnerships had reached a zero balance.

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
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
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
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the three months ended June 30, 2009 and 2008 was $0 and $1,217, respectively.  For each of the six months ended September 30, 2009 and 2008, and each of the nine months ended December 31, 2009 and 2008 there was no amortization expense.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the three months ended June 30, 2009 and 2008 impairment loss related to investments in Local Limited Partnerships was $0 and $938,424, respectively.   During the six months ended September 30, 2009 and 2008, the impairment losses were $0 and $938,424, respectively.  During the nine months ended December 31, 2009 and 2008, the impairment losses were $0 and $938,424, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. During the three months ended June 30, 2009 and 2008, an impairment loss of $0 and $77,439, respectively, was recorded against the related intangibles.  During the six months ended September 30, 2009 and 2008, the impairment losses were $0 and $77,439, respectively.  During the nine months ended December 31, 2009 and 2008, the impairment losses were $0 and $77,439, respectively.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
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

Selected financial information for the three months ended June 30, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2009	2008
Revenues	$1,093,000	$1,078,000
Expenses:
Interest expense	170,000	182,000
Depreciation and amortization	274,000	270,000
Operating expenses	734,000	725,000
Total expenses	1,178,000	1,177,000

Net loss	$(85,000)	$(99,000)
Net loss allocable to the Partnership	$(83,000)	$(98,000)
Net income recorded by the Partnership	$-	$14,000

Selected financial information for the six months ended September 30, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2009	2008
Revenues	$2,187,000	$2,156,000
Expenses:
Interest expense	341,000	364,000
Depreciation and amortization	548,000	540,000
Operating expenses	1,467,000	1,450,000
Total expenses	2,356,000	2,354,000

Net loss	$(169,000)	$(198,000)
Net loss allocable to the Partnership	$(166,000)	$(196,000)
Net income recorded by the Partnership	$-	$14,000

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2009	2008
Revenues	$3,281,000	$3,234,000
Expenses:
Interest expense	511,000	546,000
Depreciation and amortization	823,000	810,000
Operating expenses	2,201,000	2,175,000
Total expenses	3,535,000	3,531,000

Net loss	$(254,000)	$(297,000)
Net loss allocable to the Partnership	$(249,000)	$(293,000)
Net income recorded by the Partnership	$-	$14,000

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of up to 8% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented the Partnership incurred total acquisition fees of $800,000, which have been included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was $0 for all periods presented. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

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
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS - continued

(c)
An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds.  In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed 0.2% of the invested assets of the the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such.   Asset management fees of $10,500 were incurred during each of the three months ended June 30, 2009 and 2008. For each of the six months ended September 30, 2009 and 2008, the Partnership incurred asset management fees of $21,000.  Management fees of $31,500 were incurred during each of the nine months ended December 31, 2009 and 2008. The Partnership paid the General Partner or its affiliates $7,500 and $0 of those fees during the three months ended June 30, 2009 and 2008, respectively,  $7,500 and $12,500 for the six months ended September 30, 2009 and 2008, respectively, and $7,500 and $12,500 for the nine months ended December 31, 2009 and 2008, respectively.

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

(e)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 during each of the three months ended June 30, 2009 and 2008, $1,958 and $6,435 for the six months ended September 30, 2009 and 2008, respectively, and $1,958 and $13,435 for the nine months ended December 31, 2009 and 2008, respectively.

(f)
A non-accountable organization and offering and underwriting expense reimbursement were paid to the General Partner or affiliates on behalf of the Partnership.  At the end of all periods presented, $15,000 of those reimbursements has been included in investments in Local Limited Partnerships. Accumulated amortization was $15,000 for all periods presented

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2009

Asset management fee payable	$222,042	$232,542	$243,042	$219,042
Expenses paid by the General Partners or an affiliate on behalf of the Partnership	1,958	3,150	3,902	433
Total	$224,000	$235,692	$246,944	$219,475

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2009 and 2008, the three and six months ended September 30, 2009 and 2008, and the three and nine months ended December 31, 2009 and 2008, and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2009 consisted of $117,000 in cash. Liabilities at June 30, 2009 consisted of $224,000 of accrued fees and expenses due to General Partner and affiliates.

The Partnership's assets at September 30, 2009 consisted of $140,000 in cash. Liabilities at September 30, 2009 consisted of $236,000 of accrued fees and expenses due to General Partner and affiliates.

The Partnership's assets at December 31, 2009 consisted of $140,000 in cash. Liabilities at December 31, 2009 consisted of $247,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008   The Partnership's net loss for the three months ended June 30, 2009 was $(5,000), reflecting a decrease of approximately $1,000,000 from the net loss of $(1,005,000) for the three months ended June 30, 2008.  That decrease in net loss was largely due to a decrease of $1,016,000 in impairment loss for the three months ended June 30, 2009 compared to June 30, 2008.   The significant decrease is due to the fact that all investment balances in Local Limited Partnerships were zero as of June 30, 2008, therefore no further impairment could be recorded in the subsequent periods.  There was also a $(14,000) decrease of equity in income of Local Limited Partnerships.  All investment balances in Local Limited Partnerships had been impaired to zero prior to the three months ended June 30, 2009.   Reporting fees decreased by $(5,000) and distribution income increased by $2,000 for the three months ended June 30, 2009 due to the fact that Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.   The amortization expense also decreased by $1,000 due to the fact that all acquisition costs and fees were impaired to zero during the prior year, therefore, no further amortization could be recorded.

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008 The Partnership's net income for the three months ended September 30, 2009 was $11,000, reflecting an increase of approximately $22,000 from the net loss of $(11,000) for the three months ended September 30, 2008. Reporting fees increased by $1,000 and distribution income increased by $23,000 for the three months ended September 30, 2009 due to the fact that Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.   The legal and accounting fees increased by $(3,000) for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to the timing of the accounting work being performed.

Six Months Ended September 30, 2009 Compared to the Six Months Ended September 30, 2008  The Partnership's net income for the six months ended September 30, 2009 was $6,000, reflecting an increase of approximately $1,022,000 from the net loss of $(1,016,000) for the six months ended September 30, 2008. That increase in net income was largely due to a decrease of $1,016,000 in impairment loss for the six months ended September 30, 2009 compared to September 30, 2008.   The significant decrease is due to the fact that all investment balances in Local Limited Partnerships were zero as of June 30, 2008, therefore no further impairment could be recorded in the subsequent periods.  There was also a $(14,000) decrease of equity in income of Local Limited Partnerships.  All investment balances in Local Limited Partnerships had been impaired to zero prior to the six months ended September 30, 2009.   Reporting fees decreased by $(4,000) and distribution income increased by $25,000 for the six months ended September 30, 2009 due to the fact that Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  The amortization expense also decreased by $1,000 due to the fact that all acquisition costs and fees were impaired to zero in the prior year, therefore, no further amortization could be recorded.  The legal and accounting fees increased by $(3,000) for the six months ended September 30, 2009 compared to the six months ended September 30, 2008 due to the timing of the accounting work being performed.

Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008  The Partnership's net loss for the three months ended December 31, 2009 was $(11,000), reflecting a decrease of approximately $9,000 from the net loss of $(20,000) for the three months ended December 31, 2008. The legal and accounting fees decreased by $3,000 for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 due to the timing of the accounting work being performed.   Other operating expenses decreased by $6,000 primarily due to an decrease in property inspection expenses.  The Local Limited Partnerships are to be inspected once every two years therefore depending on when the site visits are due this particular expense will vary from quarter to quarter.

Nine Months Ended December 31, 2009 Compared to Nine Months Ended December 31, 2008  The Partnership's net loss for the nine months ended December 31, 2009 was $(5,000), reflecting a decrease of approximately $1,031,000 from the net loss of $(1,036,000) for the nine months ended December 31, 2008. That decrease in net loss was largely due to a decrease of $1,016,000 in impairment loss for the nine months ended December 31, 2009 compared to December 31, 2008.   The significant decrease is due to the fact that all investment balances in Local Limited Partnerships were zero as of June 30, 2008, therefore no further impairment could be recorded in the subsequent periods.  There was also a $(14,000) decrease of equity in income of Local Limited Partnerships.  All investment balances in Local Limited Partnerships had been impaired to zero prior to the nine months ended December 31, 2009.   Reporting fees decreased by $(5,000) and distribution income increased by $25,000 for the nine months ended December 31, 2009 due to the fact that Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.  The amortization expense also decreased by $1,000 due to the fact that all acquisition costs and fees were impaired to zero in the prior year therefore, no further amortization could be recorded.   Other operating expenses decreasing by $8,000 primarily due to an decrease in property inspection expenses.  The Local Limited Partnerships are to be inspected once every two years therefore depending on when the site visits are due this particular expense will vary from quarter to quarter.

Capital Resources and Liquidity

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008  Net cash used during the three months ended June 30, 2009 was $(100), compared to net cash provided during the three months ended June 30, 2008 of $30,000.  The variance is primarily due to the $(18,000) decrease in distributions received during the three months ended June 30, 2009.  Reporting fees also decreased by $(5,000) from the year ended June 30, 2008. The distributions and reporting fees can vary based on available cash flows as described above.  In addition to the variance in the income received during the three months ended June 30, 2009 the Partnership paid $7,000 in accrued fees to the General Partner or an affiliate during the three months ended June 30, 2009 compared to no accrued fees paid during the three months ended June 30, 2008.

Six Months Ended September 30, 2009 Compared to Six Months Ended September 30, 2008  Net cash provided during the six months ended September 30, 2009 was $22,000 compared to net cash provided during the six months ended September 30, 2008 of $12,000.   The variance is primarily due to the fact that during the six months ended September 30, 2009 the Partnership paid $8,000 in accrued asset management fees to the General Partner or an affiliate compared to $13,000 in accrued asset management fees paid during the three months ended June 30, 2008.  Additionally, the Partnership paid $2,000 in operating expense reimbursements for the six months ended September 30, 2009 compared to $6,000 paid during the six months ended September 30, 2008.

Nine Months Ended December 31, 2009 Compared to Nine Months Ended December 31, 2008  Net cash provided during the nine months ended December 31, 2009 was $22,000 compared to net cash provided during the nine months ended December 31, 2008 of $5,000.   The variance is primarily due to the fact that during the nine months ended December 31, 2009 the Partnership paid $8,000 in accrued asset management fees to the General Partner or an affiliate compared to $13,000 in accrued asset management fees paid during the three months ended June 30, 2008.  Additionally, the Partnership paid $2,000 in operating expense reimbursements for the nine months ended December 31, 2009 compared to $13,000 paid during the nine months ended December 31, 2008.

During the three, six and nine months ended June 30, 2009, September 30, 2009 and December 31, 2009, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $5,000, $16,000 and $27,000, respectively. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2009, to be insufficient to meet all currently foreseeable future cash requirements.  Associates have agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through December 31, 2011.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarters ended June 30, 2009, September 30, 2009 and December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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