Form 10-Q
period 2010-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2010-12-13
CIK 913496

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ___No _X__

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ___No _X__

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
Yes ___No _X__

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2010 and March 31, 2010	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2010 and 2009	4

	Condensed Statement of Partners' Deficit
	For the Three Months Ended June 30, 2010	5

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2010 and 2009	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	16

Item 4T.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	(Removed and Reserved)	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2010	March 31, 2010

ASSETS

Cash	$132,897	$147,100
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-

Total Assets	$132,897	$147,100

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$244,084	$259,216

Partners’ Deficit:
General Partner	(101,013)	(101,022)
Limited Partners (10,000 Partnership Units authorized;
10,000 Partnership Units issued and outstanding)	(10,174)	(11,094)

Total Partners’ Deficit	(111,187)	(112,116)

Total Liabilities and Partners’ Deficit	$132,897	$147,100

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
	Three Months	Three Months

Distribution income	$-	$5,805
Reporting fees	12,386	1,500

Total operating income	12,386	7,305

Operating expenses:
Asset management fees (Note 3)	10,500	10,500
Legal and accounting fees	16	-
Other	996	1,525

Total operating expenses	11,512	12,025

Income (loss) from operations	874	(4,720)

Interest income	55	46

Net income (loss)	$929	$(4,674)

Net income (loss) allocated to:
General Partner	$9	$(47)

Limited Partners	$920	$(4,627)

Net income (loss) per Partnership Unit	$0	$0

Outstanding weighted Partnership Units	10,000	10,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Three Months Ended June 30, 2010
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2010	$(101,022)	$(11,094)	$(112,116)

Net income	9	920	929

Partners’ deficit at June 30, 2010	$(101,013)	$(10,174)	$(111,187)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

	2010	2009

Cash flows from operating activities:
Net income (loss)	$929	$(4,674)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	(15,132)	4,525

Net cash used in operating activities	(14,203)	(149)

Net decrease in cash	(14,203)	(149)

Cash, beginning of period	147,100	117,609

Cash, end of period	$132,897	$117,460

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2010.

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

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The proceeds from the disposition of any of the Local Limited Partnership’s Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner would then be entitled to receive proceeds equal to its capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership’s ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership’s investment in the Housing Complex would occur. The Partnership is a limited partner or a non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership’s investments in Local Limited Partnerships, nor the Local Limited Partnerships’ investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar Housing Complexes, and neighborhood conditions, among others.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to Limited Partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.
Substantially all of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated any Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the Compliance Period, risks exist for potential recapture of prior Low Income Housing Tax Credits received.

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met.  Seventeen of the Housing Complexes have completed their 15-year Compliance Period.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2010.

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were amortized over 30 years (see Note 2).

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2010 and 2009 have been recorded by the Partnership. Management’s estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. The analysis that must be performed to determine which entity should consolidate a VIE focuses on control and economic factors. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the guidance requires continual reconsideration of the primary beneficiary of a VIE.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE. However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture.

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of all periods presented, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2010 and March 31, 2010, the Partnership had no cash equivalents.

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

Net Loss Per Partnership Unit

Net loss per Partnership Unit includes no dilution and is computed by dividing loss allocated to Limited Partners by the weighted average number of Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships. The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships. Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2010 and March 31, 2010, the Partnership had acquired limited partnership interests in 21 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 812 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009

Revenues	$1,093,000	$1,093,000

Expenses
Interest expense	170,000	170,000
Depreciation and amortization	274,000	274,000
Operating expenses	734,000	734,000
Total expenses	1,178,000	1,178,000

Net loss	$(85,000)	$(85,000)
Net loss allocable to the Partnership	$(83,000)	$(83,000)
Net loss recorded by the Partnership	$-	$-

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investments in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the limited Partnerships, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset  management fees of $10,500 were incurred during each of the three months ended June 30, 2010 and 2009. The Partnership paid the General Partner and or its affiliates $20,000 and $7,500 of those fees during the three months ended June 30, 2010 and 2009, respectively.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $6,645 and $0 during the three months ended June 30, 2010 and 2009, respectively.

(c)
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

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2010	March 31, 2010

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$42	$5,674
Asset management fee payable	244,042	253,542

Total	$244,084	$259,216

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

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Partnership future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports filed with the Securities and Exchange Commission.

The following discussion and analysis compares the results of operations for the three months ended June 30, 2010 and 2009, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2010 consisted of $133,000 in cash.  Liabilities at June 30, 2010 consisted of $244,000 accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009. The Partnership’s net income for the three months ended June 30, 2010 was $1,000, reflecting an increase of $6,000 from the $(5,000) net loss for the three months ended June 30, 2009. The increase in income was primarily due to an $11,000 increase in reporting fees, which was partially offset by a $(6,000) decrease in distribution income. Reporting fees and distribution income fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Liquidity and Capital Resources

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009. The net decrease in cash during the three months ended June 30, 2010 was $(14,000) compared to a $(100) decrease in cash for the three months ended June 30, 2009. The change is partially due to the $(7,000) reimbursement of operating advances paid to the General Partner or an affiliate during the three months ended June 30, 2010 compared to no reimbursements paid during the three months ended June 30, 2009. Additionally, during the three months ended June 30, 2010, the Partnership paid $(20,000) in accrued asset management fees compared to $(8,000) paid during the three months ended June 30, 2007.  During the three months ended June 30, 2010 the Partnership received $11,000 more in cash as payment for reporting fees offset by a decrease of $(6,000) received for distribution income.  Both reporting fees and distribution income are paid to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

During the three months ended June 30, 2010, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by $15,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2010, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through December 31, 2011.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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