Form 10-Q
period 2010-09-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2010-12-13
CIK 913496

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
 (A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of September 30, 2010 and March 31, 2010	3

	Condensed Statements of Operations
	For the Three and Six Months Ended September 30, 2010 and 2009	4

	Condensed Statement of Partners' Equity (Deficit)
	For the Six Months Ended September 30, 2010	5

	Condensed Statements of Cash Flows
	For the Six Months Ended September 30, 2010 and 2009	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	17

Item 4T.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	(Removed and Reserved)	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2010	March 31, 2010

ASSETS

Cash	$151,686	$147,100
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-

Total Assets	$151,686	$147,100

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$258,055	$259,216

Partners’ Deficit:
General Partner	(100,965)	(101,022)
Limited Partners (10,000 Partnership Units authorized;
10,000 Partnership Units issued and outstanding)	(5,404)	(11,094)

Total Partners’ Deficit	(106,369)	(112,116)

Total Liabilities and Partners’ Deficit	$151,686	$147,100

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2010 and 2009
(Unaudited)

	2010		2009
	Three Months	Six Months	Three Months	Six Months

Distribution income	$-	$-	$22,809	$28,614
Reporting fees	18,735	31,121	1,460	2,960

Total operating income	18,735	31,121	24,269	31,574

Operating expenses:
Asset management fees (Note 3)	10,500	21,000	10,500	21,000
Legal and accounting fees	3,035	3,051	3,035	3,035
Other	436	1,432	115	1,640

Total operating expenses	13,971	25,483	13,650	25,675

Income from operations	4,764	5,638	10,619	5,899

Interest income	54	109	47	93

Net income	$4,818	$5,747	$10,666	$5,992

Net income allocated to:
General Partner	$48	$57	$107	$60

Limited Partners	$4,770	$5,690	$10,559	$5,932

Net income per Partnership Unit	$0	$1	$1	$1

Outstanding weighted Partnership Units	10,000	10,000	10,000	10,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Six Months Ended September 30, 2010
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2010	$(101,022)	$(11,094)	$(112,116)

Net income	57	5,690	5,747

Partners’ deficit at September 30, 2010	$(100,965)	$(5,404)	$(106,369)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009

Cash flows from operating activities:
Net income	$5,747	$5,992
Adjustments to reconcile net income to net
cash provided by operating activities:
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	(1,161)	16,217

Net cash provided by operating activities	4,586	22,209

Net increase in cash	4,586	22,209

Cash, beginning of period	147,100	117,609

Cash, end of period	$151,686	$139,818

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2010.

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

For the Quarterly Period Ended September 30, 2010
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

For the Quarterly Period Ended September 30, 2010
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

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2010.

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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2010 and 2009 has been recorded by the Partnership. Management’s estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended September 30, 2010
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2010 and March 31, 2010, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2010 and March 31, 2010, the Partnership had acquired limited partnership interests in 21 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 812 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009

Revenues	$2,187,000	$2,187,000

Expenses
Interest expense	341,000	341,000
Depreciation and amortization	548,000	548,000
Operating expenses	1,467,000	1,467,000
Total expenses	2,356,000	2,356,000

Net loss	$(169,000)	$(169,000)
Net loss allocable to the Partnership	$(166,000)	$(166,000)
Net loss recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the limited Partnerships, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $21,000 were incurred during each of the six months ended September 30, 2010 and 2009. The Partnership paid the General Partner and or its affiliates $20,000 and $7,500 of those fees during the six months ended September 30, 2010 and 2009, respectively.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $6,645 and $1,958 during the six months ended September 30, 2010 and 2009, respectively.

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

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2010	March 31, 2010

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$3,513	$5,674
Asset management fee payable	254,542	253,542

Total	$258,055	$259,216

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2010 and 2009, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2010 consisted of $152,000 in cash.  Liabilities at September 30, 2010 consisted of $258,000 accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009. The Partnership’s net income for the three months ended September 30, 2010 was $5,000, reflecting a decrease of $(6,000) from the $11,000 net income for the three months ended September 30, 2009. The decrease in income was primarily due to a $(6,000) decrease in total operating income. Reporting fees and distribution income fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Six Months Ended September 30, 2010 Compared to the Six Months Ended September 30, 2009.   The Partnership’s net income for each of the six months ended September 30, 2010 and 2009 was $6,000.   The Partnership did have a $(28,000) decrease in distribution income which was offset by a $28,000 increase in reporting fees.  Reporting fees and distribution income fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009. The net increase in cash during the six months ended September 30, 2010 was $5,000 compared to a $22,000 increase in cash for the six months ended September 30, 2009. The change is partially due to the $(7,000) reimbursement of operating advances paid to the General Partner or an affiliate during the six months ended September 30, 2010 compared to $(2,000) in reimbursements paid during the six months ended September 30, 2009. Additionally, during the six months ended September 30, 2010, the Partnership paid $(20,000) in accrued asset management fees compared to $(8,000) paid during the six months ended September 30, 2009.

During the six months ended September 30, 2010, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by $1,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2010, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through December 31, 2011.

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

 (b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3	Defaults Upon Senior Securities

NONE

Item 4.	(Removed and Reserved)

Item 5	Other Information

NONE

Item 6.	Exhibits

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