Form 10-Q
period 2010-12-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2011-02-09
CIK 913496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Yes  __X_ No ___

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

Large accelerated filer___ Accelerated filer___ Non-accelerated filer ___X__ smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___No _X__

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended December 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of December 31, 2010 and March 31, 2010	3

	Condensed Statements of Operations
	For the Three and Nine Months Ended December 31, 2010 and 2009	4

	Condensed Statement of Partners' Deficit
	For the Nine Months Ended December 31, 2010	5

	Condensed Statements of Cash Flows
	For the Nine Months Ended December 31, 2010 and 2009	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	16

Item 4T.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	(Removed and Reserved)	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2010	March 31, 2010

ASSETS

Cash	$154,556	$147,100
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-

Total Assets	$154,556	$147,100

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$396,225	$259,216

Partners’ Deficit:
General Partner	(102,318)	(101,022)
Limited Partners (10,000 Partnership Units authorized;
10,000 Partnership Units issued and outstanding)	(139,351)	(11,094)

Total Partners’ Deficit	(241,669)	(112,116)

Total Liabilities and Partners’ Deficit	$154,556	$147,100

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2010 and 2009
(Unaudited)

	2010		2009
	Three Months	Nine Months	Three Months	Nine Months

Distribution income	$-	$-	$-	$28,614
Reporting fees	2,813	33,934	-	2,960

Total operating income	2,813	33,934	-	31,574

Operating expenses:
Asset management fees (Note 3)	10,500	31,500	10,500	31,500
Legal and accounting fees	125,854	128,905	-	3,035
Other	1,816	3,248	752	2,392

Total operating expenses	138,170	163,653	11,252	36,927

Loss from operations	(135,357)	(129,719)	(11,252)	(5,353)

Interest income	57	166	53	146

Net loss	$(135,300)	$(129,553)	$(11,199)	$(5,207)

Net loss allocated to:
General Partner	$(1,353)	$(1,296)	$(112)	$(52)

Limited Partners	$(133,947)	$(128,257)	$(11,087)	$(5,155)

Net loss per Partnership Unit	$(13)	$(13)	$(1)	$(1)

Outstanding weighted Partnership Units	10,000	10,000	10,000	10,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Nine Months Ended December 31, 2010
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2010	$(101,022)	$(11,094)	$(112,116)

Net loss	(1,296)	(128,257)	(129,553)

Partners’ deficit at December 31, 2010	$(102,318)	$(139,351)	$(241,669)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2010 and 2009
(Unaudited)

	2010	2009

Cash flows from operating activities:
Net loss	$(129,553)	$(5,207)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Increase in accrued fees and expenses due to
General Partner and affiliates	137,009	27,469

Net cash provided by operating activities	7,456	22,262

Net increase in cash	7,456	22,262

Cash, beginning of period	147,100	117,609

Cash, end of period	$154,556	$139,871

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2010.

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

For the Quarterly Period Ended December 31, 2010
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

For the Quarterly Period Ended December 31, 2010
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2012.

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met.  Twenty of the Housing Complexes have completed their 15-year Compliance Period.

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

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2010.

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and any estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were amortized over 30 years (see Note 2).

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2010 and 2009 has been recorded by the Partnership. Management’s estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations.   However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships which are considered VIEs as assets on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Local Limited Partnerships represents its maximum exposure to loss. The Partnership's exposure to loss in these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2010 and March 31, 2010, the Partnership had no cash equivalents.

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

For the Quarterly Period Ended December 31, 2010
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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2010 and March 31, 2010, the Partnership had acquired limited partnership interests in 21 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 812 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the nine months ended December 31, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009

Revenues	$3,281,000	$3,281,000

Expenses
Interest expense	511,000	511,000
Depreciation and amortization	823,000	823,000
Operating expenses	2,201,000	2,201,000
Total expenses	3,535,000	3,535,000

Net loss	$(254,000)	$(254,000)
Net loss allocable to the Partnership	$(249,000)	$(249,000)
Net loss recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the limited Partnerships, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $31,500 were incurred during each of the nine months ended December 31, 2010 and 2009. The Partnership paid the General Partner and or its affiliates $20,000 and $7,500 of those fees during the nine months ended December 31, 2010 and 2009, respectively.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $6,645 and $1,958 during the nine months ended December 31, 2010 and 2009, respectively.

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

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2010	March 31, 2010

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$131,183	$5,674
Asset management fee payable	265,042	253,542

Total	$396,225	$259,216

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2010 and 2009, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2010 consisted of $155,000 in cash.  Liabilities at December 31, 2010 consisted of $396,000 accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009. The Partnership’s net loss for the three months ended December 31, 2010 was $(135,000), reflecting an increase of $(124,000) from the $(11,000) net loss for the three months ended December 31, 2009. The increase in loss was primarily due to a $(126,000) increase in accounting and legal expenses. The Partnership was past due in its annual and quarterly filings. All filings were brought current during the three months ended December 31, 2010; therefore a large increase in the accounting expense was incurred. Reporting fees increased by $3,000. Reporting fees fluctuate from period to period due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Nine Months Ended December 31, 2010 Compared to the Nine Months Ended December 31, 2009.   The Partnership’s net loss for the nine months ended December 31, 2010 was $(130,000), reflecting an increase of $(125,000) from the $(5,000) net loss for the nine months ended December 31, 2009.  The increase in loss was primarily due to a $(126,000) increase in accounting and legal expenses. The partnership was past due in its annual and quarterly filings. All filings were brought current during the nine months ended December 31, 2010; therefore a large increase in the accounting expenses was incurred.  The Partnership had a $(29,000) decrease in distribution income which was partially offset by a $31,000 increase in reporting fees.  Reporting fees and distribution income fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009. The net increase in cash during the nine months ended December 31, 2010 was $7,000 compared to a $22,000 increase in cash for the nine months ended December 31, 2009. The change is partially due to the $(7,000) reimbursement of operating advances paid to the General Partner or an affiliate during the nine months ended December 31, 2010 compared to $(2,000) in reimbursements paid during the nine months ended December 31, 2009. Additionally, during the nine months ended December 31, 2010, the Partnership paid $(20,000) in accrued asset management fees compared to $(8,000) paid during the nine months ended December 31, 2009.

During the nine months ended December 31, 2010, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $137,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2010, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2012.

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

 (b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Date: February 9, 2011

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 9, 2011