Form 10-K
period 2011-03-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2011-06-28
CIK 913496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March, 31, 2011

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
Yes_____ No ___X__

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___X__ No_____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes_____ No ___X__

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
Yes____ No __X__

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

The Partnership invested in twenty one Local Limited Partnerships, none of which have been sold or otherwise disposed of as of March 31, 2011.  Each of these Local Limited Partnerships owns a single Housing Complex that was eligible for the Low Income Housing Tax Credits.  Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available.  Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2011.

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

On March 1, 2011, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission (“SEC”) regarding the adoption of a plan of liquidation.  Definitive materials were filed with the SEC on April 1, 2011.  Materials were disseminated to the Limited Partners on April 8, 2011.  The Partnership sought approval to have a formal plan of liquidation of selling its limited partnership interests or selling the underlying Housing Complexes of each of the Local Limited Partnerships. On June 1, 2011 the Partnership received the majority vote in favor of the plan for dissolution. Therefore, the Partnership is engaging third party appraisers to appraise several or all of the Local Limited Partnerships in this Partnership.  The appraisal is one of the preliminary steps that need to be completed in order to move forward with the approved liquidation plan.  The expense incurred for the appraisals, or any other disposition related expenses the Partnership incurs, are being capitalized and will remain on the balance sheet until the respective Local Limited Partnership is sold.  At the time of disposition the capitalized costs will be netted with any cash proceeds that are received in order to calculate the gain or loss on the disposition.

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

For each of the years ended March 31, 2011, 2010 and 2009, a loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2011, 2010 and 2009, impairment loss related to investments in Local Limited Partnerships was $0, $0 and $1,015,863 respectively.

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

        The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner.  These accrued payables increased by $22,000, $40,000 and $13,000, for the years ended March 31, 2011,  2010 and 2009, respectively.  The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships.  The future annual asset management fees will equal approximately $42,000 per year through the termination of the Partnership, which must occur no later than December 31, 2050.  Though the amounts payable to the General Partner and/or its affiliates are contractually  currently payable,  the Partnership  anticipates that the General Partner and/or its affiliates will not require the payment of these contractual  obligations until capital reserves are in excess of the aggregate of the existing  contractual  obligations  and anticipated future foreseeable  obligations of the Partnership.  The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2012.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes.  The following table reflects the status of the twenty-one Housing Complexes as of the dates or for the periods indicated:

			As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership
Alpine Manor, L.P.	Alpine, Texas	1600 Capital Company, Inc.	$ 195,000	$ 195,000	36	$ 394,000	$ 859,000

Baycity Village Apartments, Limited Partnership	Baytown, Texas	Green Companies Development Group, Inc.	301,000	301,000	62	629,000	1,274,000

Beckwood Manor Seven Limited Partnership	Marianna, Arkansas	Phillips Development Corporation	307,000	307,000	42	636,000	1,326,000

Briscoe Manor Limited Partnership	Galena, Maryland	McKnight & Decoster, Inc.	308,000	308,000	31	648,000	1,417,000

Evergreen Four Limited Partnership	Maynard, Arkansas	Phillips Development Corporation	195,000	195,000	24	402,000	821,000

Fawn Haven Limited Partnership	Manchester, Ohio	Georg E. Maharg and Maharg Realty, Inc.	167,000	167,000	28	376,000	804,000

Fort Stockton Manor, L.P.	Ft. Stockton, Texas	1600 Capital Company, Inc.	224,000	224,000	36	453,000	991,000

Hidden Valley Limited Partnership	Gallup, New Mexico	Alan Deke Noftsker	412,000	412,000	40	801,000	1,401,000

HOI Limited Partnership Of Lenoir	Lenoir, North Carolina	Housing Opportunities, Inc.	198,000	198,000	34	400,000	342,000

Indian Creek Limited Partnership	Bucyrus, Ohio	Georg E. Maharg	306,000	306,000	48	637,000	1,383,000

			As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

Laurel Creek Apartments	San Luis Obispo, California	San Luis Obispo Non-Profit Housing Corp.	1,030,000	1,030,000	24	2,103,000	204,000

Madisonville Manor Senior Citizens Complex, Ltd.	Madisonville, Texas	Jean Johnson	174,000	174,000	32	375,000	856,000

Mt. Graham Housing, Ltd.	Safford, Arizona	Rural Housing, Inc.	410,000	410,000	40	788,000	1,316,000

Northside Plaza Apartments, Ltd.	Angleton, Texas	Jean Johnson	282,000	282,000	48	607,000	1,273,000

Pampa Manor, L.P.	Pampa, Texas	1600 Capital Company, Inc.	180,000	180,000	32	363,000	804,000

Regency Court Partners	Monrovia, California	Community Housing Assistance Program, Inc., a California Nonprofit Corporation	1,692,000	1,692,000	115	3,293,000	4,225,000

Sandpiper Square, a Limited Partnership	Aulander, North Carolina	I. Norwood Stone	219,000	219,000	24	433,000	888,000

Seneca Falls East Apartments Company II, L.P.	Seneca Falls, New York	David R. Bacon and Frank Salvatore	270,000	270,000	32	360,000	853,000

Vernon Manor, L.P.	Vernon, Texas	1600 Capital Company, Inc.	177,000	177,000	28	325,000	715,000

			As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

Waterford Place, a Limited Partnership	Calhoun Falls, South Carolina	Thomas E. Connelly, Jr., TEC Rental Properties Inc., Warren H. Abernathy, II and Solid South, Inc.	272,000	272,000	32	549,000	1,101,000

Yantis Housing, Ltd.	Yantis, Texas	Charles Cannon Jr.	145,000	145,000	24	287,000	600,000

			$7,464,000	$7,464,000	812	$14,859,000	$23,453,000

(1)
Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Substantially all of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Partnership's Limited Partners.

	For the Year Ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Alpine Manor, L.P.	$ 145,000	$ (58,000)	99%
Baycity Village Apartments, Limited Partnership	361,000	(58,000)	99%
Beckwood Manor Seven Limited Partnership	215,000	(32,000)	95%

Briscoe Manor Limited Partnership	255,000	(19,000)	99%

Evergreen Four Limited Partnership	114,000	(29,000)	95%

Fawn Haven Limited Partnership	94,000	(40,000)	99%

Fort Stockton Manor, L.P.	157,000	(13,000)	99%

Hidden Valley Limited Partnership	249,000	(6,000)	99%

HOI Limited Partnership Of Lenoir	187,000	17,000	99%

Indian Creek Limited Partnership	178,000	(46,000)	99%

Laurel Creek Apartments	237,000	44,000	99%

Madisonville Manor Senior Citizens Complex, Ltd.	149,000	1,000	99%

Mt. Graham Housing, Ltd.	218,000	(39,000)	99%

Northside Plaza Apartments, Ltd.	207,000	13,000	99%

Pampa Manor, L.P.	125,000	(47,000)	99%

Regency Court Partners	832,000	(84,000)	99%
Sandpiper Square, a Limited Partnership	126,000	(5,000)	99%
Seneca Falls East Apartments Company II, L.P.	182,000	(15,000)	99.98%

Vernon Manor, L.P.	95,000	(21,000)	99%

Waterford Place, a Limited Partnership	156,000	(8,000)	99%

Yantis Housing, Ltd.	76,000	(22,000)	99%
	$4,358,000	$(467,000)

WNC Housing Tax Credit Fund IV, L.P., Series 1
March 31, 2011
		Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2010	2009	2008	2007	2006

Alpine Manor, L.P.	Alpine, Texas	1600 Capital Company, Inc.	100%	94%	92%	100%	92%

Baycity Village Apartments, Limited Partnership	Baytown, Texas	Green Companies Development Group, Inc.	87%	92%	97%	92%	87%

Beckwood Manor Seven Limited Partnership	Marianna, Arkansas	Phillips Development Corporation	100%	100%	88%	96%	98%

Briscoe Manor Limited Partnership	Galena, Maryland	McKnight & Decoster, Inc.	97%	100%	100%	100%	100%

Evergreen Four Limited Partnership	Maynard, Arkansas	Phillips Development Corporation	71%	92%	100%	83%	83%

Fawn Haven Limited Partnership	Manchester, Ohio	Georg E. Maharg and Maharg Realty, Inc.	89%	89%	93%	96%	93%

Fort Stockton Manor, L.P.	Ft. Stockton, Texas	1600 Capital Company, Inc.	97%	100%	97%	100%	100%

Hidden Valley Limited Partnership	Gallup, New Mexico	Alan Deke Noftsker	95%	98%	100%	100%	98%

HOI Limited Partnership Of Lenoir	Lenoir, North Carolina	Housing Opportunities, Inc.	100%	100%	91%	100%	97%

Indian Creek Limited Partnership	Bucyrus, Ohio	Georg E. Maharg	92%	92%	92%	92%	92%

WNC Housing Tax Credit Fund IV, L.P., Series 1
March 31, 2011
		As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2010	2009	2008	2007	2006

Laurel Creek Apartments	San Luis Obispo, California	San Luis Obispo Non-Profit Housing Corp.	100%	92%	100%	100%	100%

Madisonville Manor Senior Citizens Complex, Ltd.	Madisonville, Texas	Jean Johnson	100%	100%	94%	97%	100%

Mt. Graham Housing, Ltd.	Safford, Arizona	Rural Housing, Inc.	85%	90%	98%	90%	95%

Northside Plaza Apartments, Ltd.	Angleton, Texas	Jean Johnson	98%	94%	100%	96%	100%

Pampa Manor, L.P.	Pampa, Texas	1600 Capital Company, Inc.	84%	94%	100%	94%	97%

Regency Court Partners	Monrovia, California	Community Housing Assistance Program, Inc., a California Nonprofit Corporation	100%	100%	99%	99%	98%

Sandpiper Square, a Limited Partnership	Aulander, North Carolina	I. Norwood Stone	96%	100%	96%	100%	100%

Seneca Falls East Apartments Company II, L.P.	Seneca Falls, New York	David R. Bacon and Frank Salvatore	91%	91%	97%	97%	100%

Vernon Manor, L.P.	Vernon, Texas	1600 Capital Company, Inc.	86%	86%	86%	93%	93%

Waterford Place, a Limited Partnership	Calhoun Falls, South Carolina	Thomas E. Connelly, Jr., TEC Rental Properties Inc., Warren H. Abernathy, II and Solid South, Inc.	88%	94%	97%	94%	94%

Yantis Housing, Ltd.	Yantis, Texas	Charles Cannon Jr.	96%	83%	92%	96%	92%

			93%	95%	96%	96%	96%

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

b)	At March 31, 2011, there were 730 Limited Partners, respectively, and no assignees of Partnership Units who were not admitted as Limited Partners, respectively.

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

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock.

f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2011.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,

	2011	2010	2009	2008	2007

ASSETS
Cash	$74,767	$147,100	$117,609	$127,224	$135,077
Investments in Local Limited Partnerships, net	-	-	-	1,023,006	998,230

Total Assets	$74,767	$147,100	$117,609	$1,150,230	$1,133,307
LIABILITIES
Accrued fees and expenses due to General Partner and affiliates	$345,656	$259,216	$219,475	$206,411	$185,197

PARTNERS' EQUITY (DEFICIT)	(270,889)	(112,116)	(101,866)	943,819	948,110

Total Liabilities and Partners’ Equity (Deficit)	$74,767	$147,100	$117,609	$1,150,230	$1,133,307

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2011	2010	2009	2008	2007

Loss from operations (Note 1)	$(158,961)	$(10,448)	$(1,059,330)	$(58,586)	$(69,394)
Equity in income of Local Limited Partnerships	-	-	13,542	54,080	35,084
Interest income	188	198	103	215	580
Net loss	$(158,773)	$(10,250)	$(1,045,685)	$(4,291)	$(33,730)

Net loss allocated to:
General Partner	$(1,588)	$(103)	$(10,457)	$(43)	$(337)

Limited Partners	$(157,185)	$(10,147)	$(1,035,228)	$(4,248)	$(33,393)

Net loss per Partnership Unit	$(15.72)	$(1.01)	$(103.52)	$(.42)	$(3.34)

Outstanding weighted Partnership Units	10,000	10,000	10,000	10,000	10,000

Note 1 - Loss from operations for the years ended March 31, 2011, 2010, 2009, 2008 and 2007 includes a charge for impairment losses on investments in Local Limited Partnerships of $0 $ 0, $1,015,863, $24,436 and $22,608,  respectively  (See Note 2 to the financial statements).

	For the Years Ended March 31,
	2011	2010	2009	2008	2007

Net cash provided by (used in):

Operating activities	$(72,333)	$29,491	$(29,083)	$(7,853)	$(24,258)
Investing activities	-	-	19,468	-	12,781

Net change in cash	(72,333)	29,491	(9,615)	(7,853)	(11,477)

Cash, beginning of period	147,100	117,609	127,224	135,077	146,554

Cash, end of period	$74,767	$147,100	$117,609	$127,224	$135,077

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2010	2009	2008	2007	2006

Federal	$2	$3	$6	$7	$10
State	-	-	-	-	-

Total	$2	$3	$6	$7	$10

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were being amortized over 30 years (See Notes 2 and 3 to the financial statements).

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

Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”)  issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance had no material impact on the Partnership’s financial statements.

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

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it did not have a material impact on the Partnership’s financial condition or results of operations.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

Financial Condition

For the year ended March 31, 2011

The Partnership’s assets at March 31, 2011 consisted of $75,000 in cash. Liabilities at March 31, 2011 consisted of $346,000 of accrued fees and expenses due to General Partner and affiliates, (See “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010  The Partnership’s net loss for the year ended March 31, 2011 was $(159,000), reflecting a increase of $(149,000) from the net loss experienced for the year ended March 31, 2010 of $(10,000). The increase in net loss was largely due to an increase of $(147,000) in accounting and legal fees for the year ended March 31, 2011 compared to the year ended March 31, 2010. The Partnership was past due in its annual and quarterly filings. All filings were brought current during the year ended March 31, 2011; therefore a large increase in the accounting expense was incurred. Reporting fees decreased by $(4,000) and distribution income increased by $5,000 for the year ended March 31, 2011 due to the fact that Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

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

Liquidity and Capital Resources

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010 The net decrease in cash during the year ended March 31, 2011 was $(72,000) compared to a net increase in cash for the year ended March 31, 2010 of $29,000. The change was largely due to the Partnership paying accrued asset management fees of $20,000 and reimbursing the General Partner or an affiliate accrued operating expenses paid on its behalf of $92,000 during the year ended March 31, 2011 compared to $8,000 paid for asset management fees and $2,000 reimbursed to the General Partner or an affiliate the during the year ended March 31, 2010.

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2012.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2011:

	2012	2013	2014	2015	2016	There after	Total

Asset management fees(1)	$387,656	$42,000	$42,000	$42,000	$42,000	$1,428,000	$1,983,656
Total contractual cash obligations	$387,656	$42,000	$42,000	$42,000	$42,000	$1,428,000	$1,983,656

(1)
Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2050. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until December 31, 2050. Amounts due to the General Partner as of March 31, 2011 have been included in the 2012 column.  The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 7A.  Quantitative and Qualitative Disclosures Above Market Risk

NOT APPLICABLE

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Partners
WNC Tax Credit Fund IV, L.P., Series 1

We have audited the accompanying balance sheets of WNC Housing Tax Credits IV, L.P., Series 1 (the Partnership) as of March 31, 2011 and 2010, and the related statements of operations, partners’ deficit and cash flows for each of the years in the three-year period ended March 31, 2011.  The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund IV, L.P., Series 1 as of March 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Reznick Group, P.C.

Bethesda, Maryland
June 27, 2011

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

BALANCE SHEETS

	March 31,

	2011	2010
ASSETS
Cash	$74,767	$147,100
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-

Total Assets	$74,767	$147,100

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Accrued fees and expenses due to General Partner and affiliate (Note 3)	$345,656	$259,216

Total Liabilities	345,656	259,216

Partners’ Deficit
General Partner	(102,610)	(101,022)
Limited Partners (25,000 Partnership Units authorized; 10,000 Partnership Units issued and outstanding)	(168,279)	(11,094)

Total Partners’ Deficit	(270,889)	(112,116)

Total Liabilities and Partners’ Deficit	$74,767	$147,100

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2011	2010	2009

Reporting fees	$4,903	$9,387	$10,893
Distribution income	34,220	29,364	4,104
Total operating income	39,123	38,751	14,997
Operating expenses and loss:
Amortization (Notes 2 and 3)	-	-	1,217
Asset management fees (Note 3)	42,000	42,000	42,000
Impairment loss (Note 2)	-	-	1,015,863
Accounting and legal fees	149,719	3,035	2,977
Other	6,365	4,164	12,270
Total operating expenses and loss	198,084	49,199	1,074,327

Loss from operations	(158,961)	(10,448)	(1,059,330)

Equity in income of Local Limited Partnerships (Note 2)	-	-	13,542

Interest income	188	198	103

Net loss	$(158,773)	$(10,250)	$(1,045,685)

Net loss allocated to:
General Partner	$(1,588)	$(103)	$(10,457)
Limited Partners	$(157,185)	$(10,147)	$(1,035,228)

Net loss per Partnership Unit	$(15.72)	$(1.01)	$(103.52)

Outstanding weighted Partnership Units	10,000	10,000	10,000

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 1
(A California Limited Partnership)

STATEMENTS OF PARTNERS EQUITY (DEFICIT)

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2008	$(90,462)	$1,034,281	$943,819

Net loss	(10,457)	(1,035,228)	(1,045,685)
Partners’ deficit at March 31, 2009	(100,919)	(947)	(101,866)

Net loss	(103)	(10,147)	(10,250)

Partners’ deficit at March 31, 2010	(101,022)	(11,094)	(112,116)

Net loss	(1,588)	(157,185)	(158,773)

Partners’ deficit at March 31, 2011	$(102,610)	$(168,279)	$(270,889)
See accompanying notes to financial statements

	For The Years Ended March 31,

	2011	2010	2009

Cash flows from operating activities: Net loss	$(158,773)	$(10,250)	$(1,045,685)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	-	-	1,217
Impairment loss	-	-	1,015,863
Equity in income of Local Limited Partnerships	-	-	(13,542)
Increase in accrued fees and expenses due to General Partner and affiliates	86,440	39,741	13,064

Net cash provided by (used in) operating activities	(72,333)	29,491	(29,083)

Cash flows from investing activities:
Distributions from Local Limited Partnerships	-	-	19,468

Net cash provided by investing activities	-	-	19,468

Net increase (decrease) in cash	(72,333)	29,491	(9,615)

Cash, beginning of year	147,100	117,609	127,224

Cash, end of year	$74,767	$147,100	$117,609

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$800	$800	$800
See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2012.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available.  Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2011.

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

On March 1, 2011, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission (“SEC”) regarding the adoption of a plan of liquidation.  Definitive materials were filed with the SEC on April 1, 2011.  Materials were disseminated to the Limited Partners on April 8, 2011.  The Partnership sought approval to have a formal plan of liquidation of selling its limited partnership interests or selling the underlying Housing Complexes of each of the Local Limited Partnerships. On June 1, 2011 the Partnership received the majority vote in favor of the plan for dissolution. Therefore, the Partnership is engaging third party appraisers to appraise several or all of the Local Limited Partnerships in this Partnership.  The appraisal is one of the preliminary steps that need to be completed in order to move forward with the approved liquidation plan.  The expense incurred for the appraisals, or any other disposition related expenses the Partnership incurs, are being capitalized and will remain on the balance sheet until the respective Local Limited Partnership is sold.  At the time of disposition the capitalized costs will be netted with any cash proceeds that are received in order to calculate the gain or loss on the disposition.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Method of Accounting For Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were being amortized over 30 years (See Notes 2 and 3).

“Equity in losses of Local Limited Partnerships” for each year ended March 31 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reports net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income.  As of March 31, 2011, all investment accounts in Local Limited Partnerships had reached zero.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of March 31, 2011 and 2010, the Partnership had no cash equivalents.

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

Amortization

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the years ended March 31, 2011, 2010, and 2009 was $0, $0 and $1,217 respectively. As of March 31, 2009 the acquisition fees and costs had been fully amortized or impaired.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. For the years ended March 31, 2011, 2010, and 2009 impairment loss related to investments in Local Limited Partnerships was $0, $0 and $938,424 respectively.

The Partnership also evaluated its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. During the years ended March 31, 2011, 2010 and 2009 an impairment loss of $0, $0 and $77,439 respectively, was recorded against the related intangibles.

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

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it did not have a material impact on the Partnership’s financial condition or results of operations.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for as of and for the interim period ended June 30, 2009 and had no impact on the Partnership’s financial condition or results of operations.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

For the Years Ended March 31, 2011, 2010 and 2009

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

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2011 and 2010 are approximately $3,185,000 and $2,905,000 respectively greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below.  This difference is primarily due to unrecorded losses as discussed below, acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership’s financial statements.

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. For the years ended March 31, 2011, 2010 and 2009 impairment loss related to investments in Local Limited Partnerships was $0, $0 and $938,424 respectively.

The Partnership also evaluated its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. During the years ended March 31, 2011, 2010 and 2009, an impairment loss of $0, $0 and $77,439 respectively, was recorded against the related intangibles.

For all periods presented, the investment accounts in certain Local Limited Partnerships have reached a zero balance.  Consequently, a portion of the Partnership’s estimate of its share of losses for the years ended March 31, 2011, 2010 and 2009 amounting to approximately $504,000, $382,000 and $449,000, respectively, have not been recognized.  As of March 31, 2011, the aggregate share of net losses not recognized by the Partnership amounted to approximately $4,722,000.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in the Local Limited Partnerships for the periods presented:

	For The Years Ended March 31,

	2011	2010	2009

Investments per balance sheet, beginning of period	$-	$-	$1,023,006
Impairment loss	-	-	(1,015,863)
Equity in income of Local Limited Partnerships	-	-	13,542
Amortization of paid acquisition fees and costs	-	-	(1,217)
Distributions received from Local Limited Partnerships	-	-	(19,468)

Investment per balance sheet, end of period	$-	$-	$-

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

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

COMBINED CONDENSED BALANCE SHEETS

	2010	2009
ASSETS
Buildings and improvements (net of accumulated depreciation as of December 31, 2010 and 2009 of $17,295,000, $16,324,000, respectively)	$18,422,000	$19,307,000
Land	1,703,000	1,693,000
Other assets	3,230,000	3,344,000
Total assets	$23,355,000	$24,344,000

LIABILITIES
Mortgage payable	$23,453,000	$23,997,000
Due to affiliates	501,000	503,000
Other liabilities	1,181,000	1,007,000

Total liabilities	25,135,000	25,507,000

PARTNERS' EQUITY (DEFICIT)
WNC Housing Tax Credit Fund IV, L.P., Series 1	(3,394,000)	(2,905,000)
Other partners	1,614,000	1,742,000
Total partners’ equity (deficit)	(1,780,000)	(1,163,000)
Total liabilities and partners’ equity (deficit)	$23,355,000	$24,344,000

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2010	2009	2008

Revenues	$4,600,000	$4,374,000	$4,312,000

Expenses:
Operating expenses	3,213,000	2,934,000	2,901,000
Interest expense	768,000	682,000	728,000
Depreciation and amortization	1,086,000	1,097,000	1,080,000

Total expenses	5,067,000	4,713,000	4,709,000

Net loss	$(467,000)	$(339,000)	$(397,000)

Net loss allocable to the Partnership,	$(460,000)	$(332,000)	$(391,000)

Net income recorded by the Partnership	$-	$-	$14,000

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

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

Acquisition fees of up to 8% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented the Partnership incurred total acquisition fees of $800,000, which have been included in investments in Local Limited Partnerships. As of all periods presented, the fees had been fully amortized or impaired. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

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

An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds.  In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed 0.2% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such.   Asset management fees of $42,000 were incurred during each of the years ended March 31, 2011, 2010 and 2009, of which $20,000, $7,500 and $25,000, was paid during the years ended March 31, 2011, 2010 and 2009, respectively.

A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership interest.  Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 16% through December 31, 2003 and 6 % thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.  No such fee was incurred for all periods presented.

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements were $91,645, $2,653 and $12,183 during the years ended March 31, 2011, 2010 and 2009, respectively.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

		March 31,
	2011	2010

Asset management fee payable	$275,542	$253,542
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	70,114	5,674

Total	$345,656	$259,216

The General Partner and/or it’s affiliates do not anticipate that these accrued fees will be paid until such a time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2012.

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
2011

Income	$12,000	$19,000	$3,000	$5,000

Operating expenses	(11,000)	(14,000)	(138,000)	(35,000)

Income (loss) from operations	1,000	5,000	(135,000)	(30,000)

Net income (loss)	1,000	5,000	(135,000)	(30,000)

Net income (loss) available to Limited Partners	1,000	5,000	(134,000)	(30,000)

Net income (loss) per Partnership Unit	-	-	(13)	(3)

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

	June 30	September 30	December 31	March 31
2010

Income	$7,000	$24,000	$-	$8,000

Operating expenses	(12,000)	(14,000)	(11,000)	(12,000)

Income (loss) from operations	(5,000)	10,000	(11,000)	(4,000)

Net income (loss)	(5,000)	10,000	(11,000)	(4,000)

Net income (loss) available to Limited Partners	(5,000)	10,000	(11,000)	(4,000)

Net income (loss) per Partnership Unit	(1)	1	(1)	-

	June 30	September 30	December 31	March 31
2009
Income	$11,000	$-	$1,000	$3,000

Operating expenses	(1,030,000)	(11,000)	(21,000)	(12,000)

Loss from operations	(1,019,000)	(11,000)	(20,000)	(9,000)

Equity in income of Local Limited Partnerships	13,000	-	-	-

Net loss	(1,006,000)	(11,000)	(20,000)	(9,000)

Net loss available to Limited Partners	(995,000)	(11,000)	(20,000)	(9,000)

Net loss per Partnership Unit	(100)	(1)	(2)	(1)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9A. Controls and Procedures

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

(b)           Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2011. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2011.

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

(c)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President and Chief Executive Officer
Michael J. Gaber	Chief Operating Officer and Executive Vice President
David N. Shafer, Esq.	Executive Vice President
Darrick Metz	Senior Vice President - Originations
Christine A. Cormier	Senior Vice President – Fund Management
Melanie R. Wenk	Vice President – Accounting and Finance - Chief Financial Officer
Paula Hall	Vice President – Asset Management
Gregory S. Hand	Vice President – Acquisitions
Kelly Henderson	Vice President – Acquisitions
Thomas F. Maxwell	Vice President – Originations
Kay L. Cooper	Director of WNC & Associates, Inc.
Jennifer E. Cooper	Director of WNC & Associates, Inc.

In addition to Wilfred N. Cooper, Sr., the directors of WNC & Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr., age 80, is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC & Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 48, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank and the New York State Association for Affordable Housing, the Board of Trustees of NHC, and the Tax Policy Council of the National Trust for Historic Preservation.  He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

Michael J. Gaber, age 45, is Chief Operating Officer, an Executive Vice President, chair of the Acquisition Committee and oversees the Property Acquisition and Investment Management groups of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration – Finance.

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

Melanie R. Wenk, age 43, is Vice President – Accounting and Finance – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

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

Christine A. Cormier, age 52, is Senior Vice President – Fund Management, a member of the Placement Committee and the Disposition Committee, and oversees the fund management group of WNC & Associates, Inc. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

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

Kelly Henderson, Esq., age 39, is Vice President – Acquisitions and oversees the property underwriting activities of the New York City office of WNC & Associates, Inc. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national Tax Credit syndicator.  Ms. Henderson has been underwriting Tax Credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science, and from the New England School of Law in 1996 with a Juris Doctor degree.  She is licensed to practice law in the States of New York and Massachusetts.

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

(a)  Compensation for Services

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such affiliate may receive an annual asset management fee equal to the greater of (i) $2,000 for each Housing Complex, or (ii) 0.275% of gross proceeds.  In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership’s allocable share of the mortgages.  The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets.  Fees of $42,000 were incurred during each of the years ended March 31, 2011, 2010 and 2009, of which $20,000, $7,500 and $25,000, were paid for the years ended March 31, 2011, 2010 and 2009, respectively.

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $70,114, $5,674 and $433 as of March 31, 2011, 2010 and 2009, respectively.  The Partnership reimbursed the General Partner or its affiliates for operating expenses of $91,645, $2,653 and $12,183 during the years ended March 31, 2011, 2010 and 2009, respectively.

(c)   Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $200, $300 and $600 for the years ended December 31, 2010, 2009 and 2008, respectively.  The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2011, 2010 and 2009.  The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds.  There were no such distributions of cash to the General Partner during the years ended March 31, 2011, 2010 and 2009.

(d)   Subordinated Disposition Fee
A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership interest.  Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 14% through December 31, 2003 and 6 % thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.  No such fee was incurred for all periods presented.

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

(b)	The Partnership has no directors.

Item 14.  Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years  ended  March 31:

	2011	2010
Audit Fees	$124,989	$-
Audit-related Fees	-	-
Tax Fees	3,035	3,035
All Other Fees	-	-
TOTAL	$128,024	$3,035

The  Partnership  has no  Audit Committee.  All  audit services  and  any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)           List of Financial statements included in Part II hereof

Balance Sheets, March 31, 2011 and 2010
Statements of Operations for the years ended March 31, 2011, 2010 and 2009.
Statements of Partners’ Deficit for the years ended March 31, 2011, 2010 and 2009.
Statements of Cash Flows for the years ended March 31, 2011, 2010 and 2009.
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

32.2         Section 1350 Certification of the Chief Financial Officer.  (filed herewith)

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2011
		As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnership	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Alpine Manor, L.P.	Alpine, Texas	$ 195,000	$ 195,000	$ 859,000	$ 45,000	$ 1,072,000	$ 477,000	$ 640,000

Baycity Village Apartments, Limited Partnership	Baytown, Texas	301,000	301,000	1,274,000	14,000	1,832,000	1,117,000	729,000

Beckwood Manor Seven Limited Partnership	Marianna, Arkansas	307,000	307,000	1,326,000	40,000	1,787,000	1,086,000	741,000

Briscoe Manor Limited Partnership	Galena, Maryland	308,000	308,000	1,417,000	153,000	1,711,000	1,057,000	807,000

Evergreen Four Limited Partnership	Maynard, Arkansas	195,000	195,000	821,000	29,000	1,107,000	676,000	460,000

Fawn Haven Limited Partnership	Manchester, Ohio	167,000	167,000	804,000	23,000	1,114,000	672,000	465,000

Fort Stockton Manor, L.P.	Ft. Stockton, Texas	224,000	224,000	991,000	41,000	1,215,000	489,000	767,000

Hidden Valley Limited Partnership	Gallup, New Mexico	412,000	412,000	1,402,000	115,000	1,989,000	822,000	1,282,000

HOI Limited Partnership Of Lenoir	Lenoir, North Carolina	198,000	198,000	342,000	169,000	1,040,000	549,000	660,000

Indian Creek Limited Partnership	Bucyrus, Ohio	306,000	306,000	1,383,000	67,000	1,747,000	1,026,000	788,000

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2011
		As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnership	Land	Building and Equipment	Accumulated Depreciation	Net Book Value
Laurel Creek Apartments	San Luis Obispo, California	1,030,000	1,030,000	204,000	275,000	1,894,000	1,146,000	1,023,000

Madisonville Manor Senior Citizens Complex, Ltd.	Madisonville, Texas	174,000	174,000	856,000	45,000	1,166,000	370,000	841,000

Mt. Graham Housing, Ltd.	Safford, Arizona	410,000	410,000	1,316,000	55,000	2,035,000	1,194,000	896,000

Northside Plaza Apartments, Ltd.	Angleton, Texas	282,000	282,000	1,273,000	66,000	1,794,000	588,000	1,272,000

Pampa Manor, L.P.	Pampa, Texas	180,000	180,000	804,000	32,000	1,001,000	413,000	620,000

Regency Court Partners	Monrovia, California	1,692,000	1,692,000	4,225,000	-	7,892,000	3,030,000	4,862,000

Sandpiper Square, a Limited Partnership	Aulander, North Carolina	219,000	219,000	888,000	34,000	1,271,000	511,000	794,000

Seneca Falls East Apartments Company II, L.P.	Seneca Falls, New York	270,000	270,000	853,000	40,000	1,233,000	496,000	777,000

Vernon Manor, L.P.	Vernon, Texas	177,000	177,000	715,000	31,000	887,000	362,000	556,000

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2011
		As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnership	Land	Building and Equipment	Accumulated Depreciation	Net Book Value
Waterford Place, a Limited Partnership	Calhoun Falls, South Carolina	272,000	272,000	1,101,000	402,000	1,101,000	879,000	624,000

Yantis Housing, Ltd.	Yantis, Texas	145,000	145,000	600,000	27,000	829,000	335,000	521,000

		$7,464,000	$7,464,000	$23,453,000	$1,703,000	$35,717,000	$17,295,000	$20,125,000

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2011
	For the year ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Estimated Useful Life (Years)

Alpine Manor, L.P.	$ 145,000	$ (58,000)	40

Baycity Village Apartments, Limited Partnership	361,000	(58,000)	30

Beckwood Manor Seven Limited Partnership	215,000	(32,000)	27.5

Briscoe Manor Limited Partnership	255,000	(19,000)	27.5

Evergreen Four Limited Partnership	114,000	(29,000)	27.5

Fawn Haven Limited Partnership	94,000	(40,000)	27.5

Fort Stockton Manor, L.P.	157,000	(13,000)	40

Hidden Valley Limited Partnership	249,000	(6,000)	40

HOI Limited Partnership Of Lenoir	187,000	17,000	40

Indian Creek Limited Partnership	178,000	(46,000)	27.5

Laurel Creek Apartments	237,000	44,000	27.5

Madisonville Manor Senior Citizens Complex, Ltd.	149,000	1,000	50

Mt. Graham Housing, Ltd.	218,000	(39,000)	27.5

Northside Plaza Apartments, Ltd.	207,000	13,000	50

Pampa Manor, L.P.	125,000	(47,000)	40

Regency Court Partners	832,000	(84,000)	40

Sandpiper Square, a Limited Partnership	126,000	(5,000)	35

Seneca Falls East Apartments Company II, L.P.	182,000	(15,000)	40

Vernon Manor, L.P.	95,000	(21,000)	40

Waterford Place, a Limited Partnership	156,000	(8,000)	40

Yantis Housing, Ltd.	78,000	(22,000)	40

	$4,360,000	$(467,000)

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

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2010
		As of March 31, 2010		As of December 31, 2009
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnership	Land	Building and Equipment	Accumulated Depreciation	Net Book Value
Waterford Place, a Limited Partnership	Calhoun Falls, South Carolina	272,000	272,000	1,120,000	402,000	1,101,000	855,000	648,000

Yantis Housing, Ltd.	Yantis, Texas	145,000	145,000	600,000	27,000	830,000	336,000	521,000

		$7,464,000	$7,464,000	$23,997,000	$1,693,000	$35,631,000	$16,324,000	$21,000,000

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2010
	For the year ended December 31, 2009
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Estimated Useful Life (Years)

Alpine Manor, L.P.	$ 139,000	$ (18,000)	40

Baycity Village Apartments, Limited Partnership	373,000	(13,000)	30

Beckwood Manor Seven Limited Partnership	199,000	(36,000)	27.5

Briscoe Manor Limited Partnership	225,000	(48,000)	27.5

Evergreen Four Limited Partnership	114,000	(38,000)	27.5

Fawn Haven Limited Partnership	99,000	(20,000)	27.5

Fort Stockton Manor, L.P.	149,000	(6,000)	40

Hidden Valley Limited Partnership	250,000	(1,000)	40

HOI Limited Partnership Of Lenoir	176,000	34,000	40

Indian Creek Limited Partnership	166,000	(50,000)	27.5

Laurel Creek Apartments	236,000	50,000	27.5

Madisonville Manor Senior Citizens Complex, Ltd.	136,000	(9,000)	50

Mt. Graham Housing, Ltd.	214,000	(38,000)	27.5

Northside Plaza Apartments, Ltd.	199,000	(9,000)	50

Pampa Manor, L.P.	133,000	(7,000)	40

Regency Court Partners	832,000	(82,000)	40

Sandpiper Square, a Limited Partnership	126,000	(1,000)	35

Seneca Falls East Apartments Company II, L.P.	185,000	(4,000)	40

Vernon Manor, L.P.	95,000	(15,000)	40

Waterford Place, a Limited Partnership	158,000	(20,000)	40

Yantis Housing, Ltd.	73,000	(8,000)	40

	$4,277,000	$(339,000)

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

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2009
		As of March 31, 2009		As of December 31, 2008
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnership	Land	Building and Equipment	Accumulated Depreciation	Net Book Value
Vernon Manor, L.P.	Vernon, Texas	177,000	177,000	724,000	31,000	887,000	316,000	602,000

Waterford Place, a Limited Partnership	Calhoun Falls, South Carolina	272,000	272,000	1,128,000	402,000	1,101,000	809,000	694,000

Yantis Housing, Ltd.	Yantis, Texas	145,000	145,000	600,000	27,000	830,000	314,000	543,000

		$7,464,000	$7,464,000	$24,315,000	$1,693,000	$35,392,000	$15,235,000	$21,850,000

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2009
	For the year ended December 31, 2008
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Estimated Useful Life (Years)

Alpine Manor, L.P.	$ 142,000	$ 2,000	40

Baycity Village Apartments, Limited Partnership	354,000	(3,000)	30

Beckwood Manor Seven Limited Partnership	199,000	(36,000)	27.5

Briscoe Manor Limited Partnership	211,000	(71,000)	27.5

Evergreen Four Limited Partnership	117,000	(16,000)	27.5

Fawn Haven Limited Partnership	98,000	(25,000)	27.5

Fort Stockton Manor, L.P.	150,000	(10,000)	40

Hidden Valley Limited Partnership	251,000	(1,000)	40

HOI Limited Partnership Of Lenoir	170,000	(6,000)	40

Indian Creek Limited Partnership	173,000	(25,000)	27.5

Laurel Creek Apartments	239,000	60,000	27.5

Madisonville Manor Senior Citizens Complex, Ltd.	133,000	(5,000)	50

Mt. Graham Housing, Ltd.	211,000	(49,000)	27.5

Northside Plaza Apartments, Ltd.	185,000	(32,000)	50

Pampa Manor, L.P.	130,000	(20,000)	40

Regency Court Partners	830,000	(67,000)	40

Sandpiper Square, a Limited Partnership	116,000	(16,000)	35

Seneca Falls East Apartments Company II, L.P.	181,000	(5,000)	40

Vernon Manor, L.P.	99,000	(13,000)	40

Waterford Place, a Limited Partnership	146,000	(34,000)	40

Yantis Housing, Ltd.	79,000	(25,000)	40

	$4,214,000	$(397,000)

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

Date:           June 27, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:           /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:           June 27, 2011

By:           /s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:           June 27, 2011

By:           /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date:           June 27, 2011

By:           /s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:           June 27, 2011