Form 10-Q
period 2011-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2011-08-19
CIK 913496

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes    X   No ______

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ___No ___X__

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
Yes ___No __X__

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2011 and March 31, 2011	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2011 and 2010	4

	Condensed Statement of Partners' Deficit
	For the Three Months Ended June 30, 2011	5

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2011 and 2010	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	(Removed and Reserved)	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2011	March 31, 2011

ASSETS

Cash	$42,958	$74,767
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-
Other assets	5,200	-

Total Assets	$48,158	$74,767

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$344,762	$345,656
Accrued expenses	15,850	-

Total Liabilities	360,612	345,656

Partners’ Deficit:
General Partner	(103,026)	(102,610)
Limited Partners (10,000 Partnership Units authorized;
10,000 Partnership Units issued and outstanding)	(209,428)	(168,279)

Total Partners’ Deficit	(312,454)	(270,889)

Total Liabilities and Partners’ Deficit	$48,158	$74,767

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
	Three Months	Three Months

Distribution income	$3,185	$-
Reporting fees	-	12,386

Total operating income	3,185	12,386

Operating expenses:
Asset management fees (Note 3)	10,500	10,500
Legal and accounting fees	30,303	16
Other	3,953	996

Total operating expenses	44,756	11,512

Income (loss) from operations	(41,571)	874

Interest income	6	55

Net income (loss)	$(41,565)	$929

Net income (loss) allocated to:
General Partner	$(416)	$9

Limited Partners	$(41,149)	$920

Net income (loss) per Partnership Unit	$(4)	$0

Outstanding weighted Partnership Units	10,000	10,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Three Months Ended June 30, 2011
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2011	$(102,610)	$(168,279)	$(270,889)

Net loss	(416)	(41,149)	(41,565)

Partners’ deficit at June 30, 2011	$(103,026)	$(209,428)	$(312,454)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

–CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010

Cash flows from operating activities:
Net income (loss)	$(41,565)	$929
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Increase in other assets	(5,200)	-
Decrease in accrued fees and expenses due to
General Partner and affiliates	(894)	(15,132)
Increase in accrued expenses	15,850	-

Net cash used in operating activities	(31,809)	(14,203)

Net decrease in cash	(31,809)	(14,203)

Cash, beginning of period	74,767	147,100

Cash, end of period	$42,958	$132,897

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2011.

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

The general partner of the Partnership is WNC Tax Credit Partners IV, L.P. (“TCP IV” or the “General Partner”). The General Partner of TCP IV is WNC & Associates, Inc. (“Associates”). The chairman and the president of Associates owns all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner, as the Partnership has no employees of its own.

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

For the Quarterly Period Ended June 30, 2011
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

For the Quarterly Period Ended June 30, 2011
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2012.

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

Upon the sale of a Local Limited Partnership interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met.  Twenty of the Housing Complexes have completed their Compliance Period.

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

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2011.

Upon management of the Partnership identifying a Local Limited Partnership for disposition, costs incurred by the Partnership in preparation for the disposition are deferred. Upon the sale of the Local Limited Partnership interest, the Partnership nets the costs that had been deferred against the proceeds from the sale in determining the gain or loss on sale of the Local Limited Partnership. Deferred disposition costs are included in other assets on the balance sheets.

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

The Partnership has received the majority vote in favor of the plan of liquidation of the Partnership.  Therefore, the Partnership is engaging third party appraisers to appraise several or all of the Local Limited Partnerships in this Partnership.  The appraisal is one of the preliminary steps that need to be completed in order to move forward with the approved liquidation plan.  The expense incurred for the appraisals, or any other disposition related expenses the Partnership incurs, are being capitalized and will remain on the balance sheet until the respective Local Limited Partnership is sold.  At the time of disposition the capitalized costs will be netted with any cash proceeds that are received in order to calculate the gain or loss on the disposition.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of June 30, 2011, the Partnership has identified six Local Limited Partnerships for possible disposition as listed in the table below.  The Compliance Period for all Local Limited Patnerships has expired so there is no risk of tax credit recapture to the investors in the Partnership.

Local Limited Partnership	Mortgage debt at 12/31/10	Appraised value	Value of Local Limited Partnership**	Estimated sales price	Actual appraisal expense	Estimated legal expense	Estimated gain on sale to the Partnership
Fawn Haven Limited Partnership*	$813,376	$290,000	$(523,376)	$30,883	$2,900	$114	$27,869
Indian Creek Limited Partnership*	1,374,790	600,000	(774,790)	52,940	2,900	114	49,926
Alpine Manor Limited Partnership	851,680	370,000	(481,680)	25,775	2,250	400	23,125
Fort Stockton Manor, L.P.	983,072	495,000	(488,072)	29,742	2,250	400	27,092
Pampa Manor Apartments, L.P.	797,655	280,000	(517,655)	24,105	2,250	400	21,455
Vernon Manor Apartments, L.P.	709,759	210,000	(499,759)	21,449	2,250	400	18,799

*    See discussion below regarding subsequent sale.
**  Negative value indicates that the appraisal value is less than the outstanding mortgage debt on the property.

The sales price and legal expenses are estimates and are subject to change pending final negotiations of contracts with potential buyers.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table represents the anticipated use of the cash proceeds from the potential disposition of the six Local Limited Partnerships:
Local Limited Partnership	Estimated sales price	Reimbursement of GP or affiliates	Payment of accrued asset management fees	Cash to remain in reserves for future expenses

Fawn Haven Limited Partnership*	$30,883	$14,211	$16,672	$ -
Indian Creek Limited Partnership*	52,940	20,789	32,151	-
Alpine Manor Limited Partnership	25,775	8,779	5,745	11,251
Fort Stockton Manor, L.P.	29,742	8,779	5,745	15,218
Pampa Manor Apartments, L.P.	24,105	8,779	5,745	9,581
Vernon Manor Apartments, L.P.	21,449	8,779	5,744	6,926

*    See discussion below regarding subsequent sale.

Subsequent to the quarter ended June 30, 2011, the Partnership sold its Local Limited Partnership Interest in Fawn Haven, L.P. (“Fawn Haven”) to an unrelated third party.  Fawn Haven was appraised with a value of $290,000 and the outstanding mortgage as of December 31, 2010 was approximately $813,000. The Local Limited Partnership Interest was sold for $30,883 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $16,672 in accrued asset management fees and $14,211  to reimburse the General Partner or an affiliate for expense paid on its behalf.  No cash distribution was made to the Limited Partners.  The Partnership incurred appraisal expenses of $2,900 and legal expenses of $114 prior to the sale. The Partnership’s investment balance was zero at the time of the sale, therefore, a gain of $27,869 will be recorded during the quarter ended September 30, 2011.  The Compliance Period has expired so there is no risk of tax credit recapture.

Subsequent to the quarter ended June 30, 2011, the Partnership sold its Local Limited Partnership Interest in Indian Creek, L.P. (“Indian Creek”) to an unrelated third party.  Indian Creek was appraised with a value of $600,000 and the outstanding mortgage as of December 31, 2010 was approximately $1,375,000. The Local Limited Partnership Interest was sold for $52,940 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $32,151 in accrued asset management fees and $20,789  to reimburse the General Partner or an affiliate for expense paid on its behalf.  No cash distribution was made to the Limited Partners.  The Partnership incurred appraisal expenses of $2,900 and legal expenses of $114 prior to the sale. The Partnership’s investment balance was zero at the time of the sale, therefore, a gain of $49,926 will be recorded during the quarter ended September 30, 2011.  The Compliance Period has expired so there is no risk of tax credit recapture.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2011 and 2010 has been recorded by the Partnership. Management’s estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2011 and March 31, 2011, the Partnership had no cash equivalents.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2011 and March 31, 2011, the Partnership had acquired limited partnership interests in 21 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 812 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2011	2010

Revenues	$1,150,000	$1,093,000

Expenses:
Interest expense	192,000	170,000
Depreciation and amortization	272,000	274,000
Operating expenses	803,000	734,000
Total expenses	1,267,000	1,178,000

Net loss	$(117,000)	$(85,000)
Net loss allocable to the Partnership	$(115,000)	$(83,000)
Net loss recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing Complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the limited Partnerships, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $10,500 were incurred during each of the three months ended June 30, 2011 and 2010. The Partnership paid the General Partner and or its affiliates $0 and $20,000 of those fees during the three months ended June 30, 2011 and 2010, respectively.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $35,000 and $6,645 during the three months ended June 30, 2011 and 2010, respectively.

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

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2011	March 31, 2011

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$58,720	$70,114
Asset management fee payable	286,042	275,542

Total	$344,762	$345,656

The General Partner and affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – SUBSEQUENT EVENTS

Subsequent to the quarter ended June 30, 2011, the Partnership sold its Local Limited Partnership Interest in Fawn Haven, L.P. (“Fawn Haven”) to an unrelated third party.  Fawn Haven was appraised with a value of $290,000 and the outstanding mortgage as of December 31, 2010 was approximately $813,000. The Local Limited Partnership Interest was sold for $30,883 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $16,672 in accrued asset management fees and $14,211  to reimburse the General Partner or an affiliate for expense paid on its behalf.  No cash distribution was made to the Limited Partners.  The Partnership incurred appraisal expenses of $2,900 and legal expenses of $114 prior to the sale. The Partnership’s investment balance was zero at the time of the sale, therefore, a gain of $27,869 will be recorded during the quarter ended September 30, 2011.  The Compliance Period has expired so there is no risk of tax credit recapture.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 4 – SUBSEQUENT EVENTS, continued

Subsequent to the quarter ended June 30, 2011, the Partnership sold its Local Limited Partnership Interest in Indian Creek, L.P. (“Indian Creek”) to an unrelated third party.  Indian Creek was appraised with a value of $600,000 and the outstanding mortgage as of December 31, 2010 was approximately $1,375,000. The Local Limited Partnership Interest was sold for $52,940 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $32,151 in accrued asset management fees and $20,789  to reimburse the General Partner or an affiliate for expense paid on its behalf.  No cash distribution was made to the Limited Partners.  The Partnership incurred appraisal expenses of $2,900 and legal expenses of $114 prior to the sale. The Partnership’s investment balance was zero at the time of the sale, therefore, a gain of $49,926 will be recorded during the quarter ended September 30, 2011.  The Compliance Period has expired so there is no risk of tax credit recapture.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2011 and 2010, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2011 consisted of $43,000 in cash and other assets of $5,000.  Liabilities at June 30, 2011 consisted of $345,000 of accrued fees and expenses due to the General Partner and affiliates and accrued expenses of $16,000.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010. The Partnership’s net loss for the three months ended June 30, 2011 was $(42,000), reflecting a change of $(43,000) from the $1,000 net income for the three months ended June 30, 2010. The increase in net loss was primarily due to a $(30,000) increase in legal and accounting fees, which was due to the timing of the accounting work performed.  For the three months ended June 30, 2011, there was also a $(12,000) decrease in reporting fees, which was partially offset by a $3,000 increase in distribution income. Reporting fees and distribution income fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010. The net decrease in cash during the three months ended June 30, 2011 was $(32,000) compared to a $(14,000) decrease in cash for the three months ended June 30, 2010. The change is partially due to the $(35,000) reimbursement of operating advances paid to the General Partner or an affiliate during the three months ended June 30, 2011 compared to $(7,000) reimbursed during the three months  ended  June  30,  2010.   Additionally,  during  the   three  months  ended  June  30,  2011,  the  Partnership  paid  no  accrued  asset management fees compared to $(20,000) paid during the three months ended June 30, 2010.  During the three months ended June  30, 2011 the Partnership received $(12,000) less in reporting fees, which was partially offset by an increase of $3,000 received of distribution income.  Both reporting fees and distribution income are paid to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

During the three months ended June 30, 2011, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by $1,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2011, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2012.

Recent Accounting Changes

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment was effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

Item 4. Controls and Procedures

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

Item 4. Controls and Procedures, continued

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3	Defaults Upon Senior Securities

NONE

Item 4.	(Removed and Reserved)

Item 5	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

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

Date:           August 19, 2011

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:           August 19, 2011