Form 10-Q
period 2011-09-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2011-11-09
CIK 913496

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes _X__No ___

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
 (A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of September 30, 2011 and March 31, 2011	3

	Condensed Statements of Operations
	For the Three and Six Months Ended September 30, 2011 and 2010	4

	Condensed Statement of Partners' Deficit
	For the Six Months Ended September 30, 2011	5

	Condensed Statements of Cash Flows
	For the Six Months Ended September 30, 2011 and 2010	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	(Removed and Reserved)	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Signatures		23

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2011	March 31, 2011

ASSETS

Cash	$15,252	$74,767
Investments in Local Limited Partnerships, net (Note 2 and 3)	-	-
Other assets	25,400	-

Total Assets	$40,652	$74,767

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$286,347	$345,656
Total Liabilities	286,347	345,656

Partners’ Deficit:
General Partner	(102,358)	(102,610)
Limited Partners (10,000 Partnership Units authorized;
10,000 Partnership Units issued and outstanding)	(143,337)	(168,279)

Total Partners’ Deficit	(245,695)	(270,889)

Total Liabilities and Partners’ Deficit	$40,652	$74,767

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2011 and 2010
(Unaudited)

	2011		2010
	Three Months	Six Months	Three Months	Six Months

Distribution income	$16,053	$19,238	$-	$-
Reporting fees	-	-	18,735	31,121

Total operating income	16,053	19,238	18,735	31,121

Operating expenses:
Asset management fees (Note 3)	9,500	20,000	10,500	21,000
Legal and accounting fees	5,421	35,724	3,035	3,051
Proxy expenses	3,350	3,350	-	-
Other	7,618	11,571	436	1,432

Total operating expenses	25,889	70,645	13,971	25,483

Income (loss) from operations	(9,836)	(51,407)	4,764	5,638

Gain on sale of investment in
Local Limited Partnerships
(Note 2)	76,592	76,592	-	-

Interest income	3	9	54	109

Net income	$66,759	$25,194	$4,818	$5,747

Net income allocated to:
General Partner	$668	$252	$48	$57

Limited Partners	$66,091	$24,942	$4,770	$5,690

Net income per Partnership Unit	$6	$2	$-	$1

Outstanding weighted Partnership Units	10,000	10,000	10,000	10,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Six Months Ended September 30, 2011
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2011	$(102,610)	$(168,279)	$(270,889)

Net income	252	24,942	25,194

Partners’ deficit at September 30, 2011	$(102,358)	$(143,337)	$(245,695)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010

Cash flows from operating activities:
Net income	$25,194	$5,747
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Increase in other assets	(25,400)	-
Gain on sale of Local Limited Partnerships	(76,592)	-
Decrease in accrued fees and expenses due to
General Partner and affiliates	(59,309)	(1,161)

Net cash provided by (used in) operating activities	(136,107)	4,586

Cash flows from investing activities:
Proceeds from sale of investment in Local Limited Partnerships	76,592	-

Net cash provided by investing activities	76,592	-

Net increase (decrease) in cash	(59,515)	4,586

Cash, beginning of period	74,767	147,100

Cash, end of period	$15,252	$151,686

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2011.

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

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The proceeds from the disposition of any of the Local Limited Partnership’s Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding reserves, equal to their capital contributions and their return on investment(as defined in the Partnership Agreement) and the General Partner would then be entitled to receive proceeds equal to its capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

For the Quarterly Period Ended September 30, 2011
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2012.

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

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2011.

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

As of September 30, 2011, the Partnership sold its Local Limited Partnership Interest in Fawn Haven, L.P. (“Fawn Haven”) to an unrelated third party.  Fawn Haven was appraised with a value of $290,000 and the outstanding mortgage as of December 31, 2010 was approximately $813,000. The Local Limited Partnership Interest was sold for $30,883 which was paid to the Partnership.  The Partnership used all of the cash proceeds to reimburse the General Partner or an affiliate for expense paid on its behalf.  No cash distribution was made to the Limited Partners.  The Partnership incurred appraisal expenses of $2,900 and legal expenses of $715 prior to the sale. The Partnership’s investment balance was zero at the time of the sale, therefore, a gain of $27,268 was recorded during the quarter ended September 30, 2011.  The Compliance Period has expired so there is no risk of tax credit recapture.

As of September 30, 2011, the Partnership sold its Local Limited Partnership Interest in Indian Creek, L.P. (“Indian Creek”) to an unrelated third party.  Indian Creek was appraised with a value of $600,000 and the outstanding mortgage as of December 31, 2010 was approximately $1,375,000. The Local Limited Partnership Interest was sold for $52,940 which was paid to the Partnership.  The Partnership used all of the cash proceeds to reimburse the General Partner or an affiliate for expense paid on its behalf.  No cash distribution was made to the Limited Partners.  The Partnership incurred appraisal expenses of $2,900 and legal expenses of $716 prior to the sale. The Partnership’s investment balance was zero at the time of the sale, therefore, a gain of $49,324 was recorded during the quarter ended September 30, 2011.  The Compliance Period has expired so there is no risk of tax credit recapture.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of September 30, 2011, the Partnership has identified five Local Limited Partnerships for possible disposition as listed in the table below.  The Compliance Period for all Local Limited Patnerships has expired so there is no risk of tax credit recapture to the investors in the Partnership.

Local Limited Partnership	Mortgage debt at 12/31/10	Appraised value	Value of Local Limited Partnership**	Estimated sales price	Actual appraisal expense	Actual legal expense	Estimated gain on sale to the Partnership
Alpine Manor Limited Partnership *	$851,680	$370,000	$(481,680)	$25,775	$2,250	$351	$23,174
Fort Stockton Manor, L.P. *	983,072	495,000	(488,072)	29,742	2,250	351	27,141
Pampa Manor Apartments, L.P. *	797,655	280,000	(517,655)	24,105	2,250	351	21,504
Vernon Manor Apartments, L.P. *	709,759	210,000	(499,759)	21,449	2,250	351	18,848
Beckwood Manor Seven, L.P. *	1,312,191	527,000	(785,191)	197,980	-	-	197,980

*  See discussion below regarding subsequent sale.
**  Negative value indicates that the appraisal value is less than the outstanding mortgage debt on the property.

The sales price and legal expenses are estimates and are subject to change pending final negotiations of contracts with potential buyers.

The following table represents the anticipated use of the cash proceeds from the potential disposition of the four Local Limited Partnerships:

Local Limited Partnership	Estimated sales price	Reimbursement of GP or affiliates	Payment of accrued asset management fees	Cash to remain in reserves for future expenses

Alpine Manor Limited Partnership*	$25,775	$8,779	$5,745	$11,251
Fort Stockton Manor, L.P.*	29,742	8,779	5,745	15,218
Pampa Manor Apartments, L.P.*	24,105	8,779	5,745	9,581
Vernon Manor Apartments, L.P. *	21,449	8,779	5,744	6,926
Beckwood Manor Seven, L.P.*	197,980	-	150,000	47,980

*  See discussion below regarding subsequent sale.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Subsequent to the quarter ended September 30, 2011, the Partnership sold its Local Limited Partnership Interest in Alpine Manor Limited Partnership (“Alpine Manor”) to an unrelated third party.  Alpine Manor was appraised with a value of $370,000 and the outstanding mortgage as of December 31, 2010 was approximately $852,000. The Local Limited Partnership Interest was sold for $25,775 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $5,745 in accrued asset management fees and $8,779 to reimburse the General Partner or an affiliate for expenses paid on its behalf.  No cash distribution was made to the Limited Partners.  The Partnership incurred appraisal expenses of $2,250 and legal expenses of $351 prior to the sale. The Partnership’s investment balance was zero at the time of the sale, therefore, a gain of $23,174 will be recorded during the quarter ended December 31, 2011.  The Compliance Period has expired so there is no risk of tax credit recapture.

Subsequent to the quarter ended September 30, 2011, the Partnership sold its Local Limited Partnership Interest in Fort Stockton Manor, L.P. (“Fort Stockton”) to an unrelated third party.  Fort Stockton was appraised with a value of $495,000 and the outstanding mortgage as of December 31, 2010 was approximately $983,000. The Local Limited Partnership Interest was sold for $29,742 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $5,745 in accrued asset management fees and $8,779 to reimburse the General Partner or an affiliate for expenses paid on its behalf.  No cash distribution was made to the Limited Partners.  The Partnership incurred appraisal expenses of $2,250 and legal expenses of $351 prior to the sale. The Partnership’s investment balance was zero at the time of the sale, therefore, a gain of $27,141 will be recorded during the quarter ended December 31, 2011.  The Compliance Period has expired so there is no risk of tax credit recapture.

Subsequent to the quarter ended September 30, 2011, the Partnership sold its Local Limited Partnership Interest in Pampa Manor Apartments, L.P. (“Pampa Manor”) to an unrelated third party.  Pampa Manor was appraised with a value of $280,000 and the outstanding mortgage as of December 31, 2010 was approximately $798,000. The Local Limited Partnership Interest was sold for $24,105 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $5,745 in accrued asset management fees and $8,779 to reimburse the General Partner or an affiliate for expenses paid on its behalf.  No cash distribution was made to the Limited Partners.  The Partnership incurred appraisal expenses of $2,250 and legal expenses of $351 prior to the sale. The Partnership’s investment balance was zero at the time of the sale, therefore, a gain of $21,504 will be recorded during the quarter ended December 31, 2011.  The Compliance Period has expired so there is no risk of tax credit recapture.

Subsequent to the quarter ended September 30, 2011, the Partnership sold its Local Limited Partnership Interest in Vernon Manor Apartments, L.P. (“Vernon Manor”) to an unrelated third party.  Vernon Manor was appraised with a value of $210,000 and the outstanding mortgage as of December 31, 2010 was approximately $710,000. The Local Limited Partnership Interest was sold for $21,449 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $5,744 in accrued asset management fees and $8,779 to reimburse the General Partner or an affiliate for expenses paid on its behalf.  No cash distribution was made to the Limited Partners.  The Partnership incurred appraisal expenses of $2,250 and legal expenses of $351 prior to the sale. The Partnership’s investment balance was zero at the time of the sale, therefore, a gain of $18,848 will be recorded during the quarter ended December 31, 2011.  The Compliance Period has expired so there is no risk of tax credit recapture.

Subsequent to the quarter ended September 30, 2011, the sale of Beckwood Manor Seven, L.P closed.  The total sales price including replacement reserves was $1,548,974 which was disbursed as follows:  $1,313,156 paid down the outstanding mortgages, $2,380 revenue and $5,038 pro-rata share of taxes, $20,000 was reserved for the fund, and $10,420 was paid to the General Partner for the sales proceeds.  The remaining $197,980 was distributed to the Partnership. The Partnership’s investment balance was zero at September 30, 2011. Accordingly, a gain of $197,980 will be recorded in the quarter ended December 31, 2011.  The $197,980 in cash proceeds was used to fund the Partnership’s reserves, of which $150,000 of cash received paid accrued asset management fees and the remaining $47,980 will remain in the Partnership reserves to fund future asset management fees.  No funds will be distributed to the Limited Partners.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011
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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2011 and 2010 has been recorded by the Partnership. Management’s estimate for the three and six month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships.  Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended September 30, 2011
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2011 and March 31, 2011, the Partnership had no cash equivalents.

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

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2011 and March 31, 2011, the Partnership had acquired limited partnership interests in 19 and 21 Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate of 732 and 812 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2011	2010

Revenues	$2,221,000	$2,187,000

Expenses
Interest expense	364,000	341,000
Depreciation and amortization	518,000	548,000
Operating expenses	1,551,000	1,467,000
Total expenses	2,433,000	2,356,000

Net loss	$(212,000)	$(169,000)
Net loss allocable to the Partnership	$(209,000)	$(166,000)
Net loss recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the limited Partnerships, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership  and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $20,000 and $21,000 were incurred during the six months ended September 30, 2011and 2010, respectively. The Partnership paid the General Partner and or its affiliates $20,000 of those fees during each of the six months ended September 30, 2011 and 2010.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $137,944 and $6,645 during the six months ended September 30, 2011 and 2010, respectively.

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

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2011	March 31, 2011

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$10,805	$70,114
Asset management fee payable	275,542	275,542

Total	$286,347	$345,656

The General Partner and affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 4 – SUBSEQUENT EVENTS

Subsequent to the quarter ended September 30, 2011, the Partnership sold its Local Limited Partnership Interest in Alpine Manor Limited Partnership (“Alpine Manor”) to an unrelated third party.  Alpine Manor was appraised with a value of $370,000 and the outstanding mortgage as of December 31, 2010 was approximately $852,000. The Local Limited Partnership Interest was sold for $25,775 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $5,745 in accrued asset management fees and $8,779 to reimburse the General Partner or an affiliate for expenses paid on its behalf.  No cash distribution was made to the Limited Partners.  The Partnership incurred appraisal expenses of $2,250 and legal expenses of $351 prior to the sale. The Partnership’s investment balance was zero at the time of the sale, therefore, a gain of $23,174 will be recorded during the quarter ended December 31, 2011.  The Compliance Period has expired so there is no risk of tax credit recapture.

Subsequent to the quarter ended September 30, 2011, the Partnership sold its Local Limited Partnership Interest in Fort Stockton Manor, L.P. (“Fort Stockton”) to an unrelated third party.  Fort Stockton was appraised with a value of $495,000 and the outstanding mortgage as of December 31, 2010 was approximately $983,000. The Local Limited Partnership Interest was sold for $29,742 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $5,745 in accrued asset management fees and $8,779 to reimburse the General Partner or an affiliate for expenses paid on its behalf.  No cash distribution was made to the Limited Partners.  The Partnership incurred appraisal expenses of $2,250 and legal expenses of $351 prior to the sale. The Partnership’s investment balance was zero at the time of the sale, therefore, a gain of $27,141 will be recorded during the quarter ended December 31, 2011.  The Compliance Period has expired so there is no risk of tax credit recapture.

Subsequent to the quarter ended September 30, 2011, the Partnership sold its Local Limited Partnership Interest in Pampa Manor Apartments, L.P. (“Pampa Manor”) to an unrelated third party.  Pampa Manor was appraised with a value of $280,000 and the outstanding mortgage as of December 31, 2010 was approximately $798,000. The Local Limited Partnership Interest was sold for $24,105 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $5,745 in accrued asset management fees and $8,779 to reimburse the General Partner or an affiliate for expenses paid on its behalf.  No cash distribution was made to the Limited Partners.  The Partnership incurred appraisal expenses of $2,250 and legal expenses of $351 prior to the sale. The Partnership’s investment balance was zero at the time of the sale, therefore, a gain of $21,504 will be recorded during the quarter ended December 31, 2011.  The Compliance Period has expired so there is no risk of tax credit recapture.

Subsequent to the quarter ended September 30, 2011, the Partnership sold its Local Limited Partnership Interest in Vernon Manor Apartments, L.P. (“Vernon Manor”) to an unrelated third party.  Vernon Manor was appraised with a value of $210,000 and the outstanding mortgage as of December 31, 2010 was approximately $710,000. The Local Limited Partnership Interest was sold for $21,449 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $5,744 in accrued asset management fees and $8,779 to reimburse the General Partner or an affiliate for expenses paid on its behalf.  No cash distribution was made to the Limited Partners.  The Partnership incurred appraisal expenses of $2,250 and legal expenses of $351 prior to the sale. The Partnership’s investment balance was zero at the time of the sale, therefore, a gain of $18,848 will be recorded during the quarter ended December 31, 2011.  The Compliance Period has expired so there is no risk of tax credit recapture.

Subsequent to the quarter ended September 30, 2011, the sale of Beckwood Manor Seven, L.P closed.  The total sales price including replacement reserves was $1,548,974 which was disbursed as follows:  $1,313,156 paid down the outstanding mortgages, $2,380 revenue and $5,038 pro-rata share of taxes, $20,000 was reserved for the fund, and $10,420 was paid to the General Partner for the sales proceeds.  The remaining $197,980 was distributed to the Partnership. The Partnership’s investment balance was zero at September 30, 2011. Accordingly, a gain of $197,980 will be recorded in the quarter ended December 31, 2011.  The $197,980 in cash proceeds was used to fund the Partnership’s reserves, of which $150,000 of cash received paid accrued asset management fees and the remaining $47,980 will remain in the Partnership reserves to fund future asset management fees.  No funds will be distributed to the Limited Partners.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2011 and 2010, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2011 consisted of $15,000 in cash and other assets of $25,000.  Liabilities at September 30, 2011 consisted of $286,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010. The Partnership’s net income for the three months ended September 30, 2011 was $67,000, reflecting an increase of $62,000 from the $5,000 net income for the three months ended September 30, 2010.  The increase in income was due to a $77,000 increase in gain on sale of investment in Local Limited Partnerships for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The gain on sale of investment in Local Limited Partnerships will vary from period to period depending on the values and sales prices of the Housing Complexes that have been identified for disposition and the closing dates of such transactions.  However, the operating expenses were increased by ($12,000) which included a ($2,000) increase in legal and accounting fees, a $(3,000) increase in proxy expenses, and a ($7,000) increase in other expenses. During the three months ended September 30, 2011 the Partnership received ($19,000) less in reporting fees, which was partially offset by an increase of $16,000 received of distribution income.  Reporting fees and distribution income fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2011 Compared to the Six Months Ended September 30, 2010.  The Partnership’s net income for the six months ended September 30, 2011 was $25,000, reflecting an increase of $19,000 from the $6,000 net income for the six months ended September 30, 2010.  The increase in income was due to a $77,000 increase in gain on sale of investment in Local Limited Partnerships for the six months ended September 30, 2011 compared to the six months ended September 30, 2010. The gain on sale of investment in Local Limited Partnerships will vary from period to period depending on the values and sales prices of the Housing Complexes that have been identified for disposition and the closing dates of such transactions.  However, the total operating expenses were increased by ($45,000) which included a a $(3,000) increase in proxy expenses, and a ($10,000) increase in other expenses. There was also a ($33,000) increase in legal and accounting fees due to the timing of the work performed  and the potential dispositions of Local Limited Partnerships. During the six months ended September 30, 2011 the Partnership received ($31,000) less in reporting fees, which was partially offset by an increase of $19,000 received of distribution income.  Reporting fees and distribution income fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Liquidity and Capital Resources

Six Months Ended September 30, 2011 Compared to Six Months Ended September 30, 2010. The net decrease in cash during the six months ended September 30, 2011 was ($60,000) compared to a $5,000 increase in cash for the six months ended September 30, 2010. The change was primarily due to the ($138,000) reimbursement of operating advances paid to the General Partner or an affiliate during the six months ended September 30, 2011 compared to $(7,000) in reimbursements paid during the six months ended September 30, 2010.  The change was partially due to the payment of accounting fees of ($36,000) during the six months ended September 30, 2011 compared to ($3,000) during the six months ended September 30, 2010.  During the six months ended September 30, 2011 the Partnership received ($31,000) less in reporting fees, which was partially offset by an increase of $19,000 received of distribution income. Both reporting fees and distribution income are paid to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  In addition, during the six months ended September 30, 2011, the Partnership received $77,000 in dispositions proceeds compared to no proceeds received during the six months ended September 30, 2010.

During the six months ended September 30, 2011, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner decreased by $59,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2011, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2012.

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

 (b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3	Defaults Upon Senior Securities

NONE

Item 4.	(Removed and Reserved)

Item 5	Other Information

NONE

Item 6.	Exhibits

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.3	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.4	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

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

Date: November 08, 2011

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 08, 2011