Form 10-Q
period 2011-12-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2012-02-14
CIK 913496

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X]    No  [_]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  [X]    No  [_]

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

Yes  [_]    No  [X]

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended December 31, 2011

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2011	March 31, 2011
ASSETS
Cash	$153,379	$74,767
Investments in Local Limited Partnerships, net (Note 2 and 3)	-	-
Other assets	39,206	-
Total Assets	$192,585	$74,767

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities:
Accrued fees	$3,580	$-
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	134,643	345,656
Total Liabilities	138,223	345,656

Partners’ Equity (Deficit):
General Partner	(72,969)	(102,610)
Limited Partners (10,000 Partnership Units authorized; 10,000 Partnership Units issued and outstanding)	127,331	(168,279)

Total Partners’ Equity (Deficit)	54,362	(270,889)

Total Liabilities and Partners’(Equity) Deficit	$192,585	$74,767

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2011 and 2010
(Unaudited)

	2011		2010
	Three Months	Nine Months	Three Months	Nine Months

Distribution income	$-	$19,238	$-	$-
Reporting fees	-	-	2,813	33,934

Total operating income	-	19,238	2,813	33,934

Operating expenses:
Asset management fees (Note 3)	7,167	27,167	10,500	31,500
Legal and accounting fees	187	35,911	125,854	128,905
Proxy expenses	-	3,350	-	-
Write off of advances to Local Limited Partnerships	31,294	31,294	-	-
Other	1,389	12,960	1,816	3,248

Total operating expenses	40,037	110,682	138,170	163,653

Income (loss) from operations	(40,037)	(91,444)	(135,357)	(129,719)

Gain on sale of investment in Local Limited Partnerships (Note 2)	313,426	390,018	-	-

Interest income	13	22	57	166

Net income (loss)	$273,402	$298,596	$(135,300)	$(129,553)

Net income (loss) allocated to:
General Partner	$2,734	$2,986	$(1,353)	$(1,296)

Limited Partners	$270,668	$295,610	$(133,947)	$(128,257)

Net income (loss) per Partnership Unit	$27	$30	$(13)	$(13)

Outstanding weighted Partnership Units	10,000	10,000	10,000	10,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2011
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2011	$(102,610)	$(168,279)	$(270,889)

Contributions (Note 5)	26,655	-	26,655

Net income	2,986	295,610	298,596

Partners’ equity (deficit) at December 31, 2011	$(72,969)	$127,331	$54,362

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2011 and 2010
(Unaudited)

	2011	2010

Cash flows from operating activities:
Net income (loss)	$298,596	$(129,553)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of Local Limited Partnerships	(390,018)	-
Increase in other assets	(67,062)
Increase in accrued expenses	3,580	-
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	(184,358)	137,009

Net cash provided by (used in) operating activities	(339,262)	7,456

Cash flows from investing activities:
Advances to Local Limited Partnerships	(31,294)	-
Write off of advances to Local Limited Partnerships	31,294	-
Proceeds from sale of Local Limited Partnerships	417,874	-

Net cash provided by investing activities	417,874	-

Net increase in cash	78,612	7,456

Cash, beginning of period	74,767	147,100

Cash, end of period	$153,379	$154,556

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
General Partner equity balance was increased and accrued fees and expenses due to General Partner and affiliates was decreased as a result of forgiveness of debt by the General Partner.	$26,655	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2011.

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

For the Quarterly Period Ended December 31, 2011
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

For the Quarterly Period Ended December 31, 2011
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2013.

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met.  Twelve of the Housing Complexes have completed their 15-year Compliance Period.

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

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General
Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2011.

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

The following table reflects the 8 Local Limited Partnership interests that were sold during the nine months ended December 31, 2011:

Local Limited Partnership	Debt at 12/31/10	Appraisal Value	Date of Sale	Sales Price	Sales Related Expenses	Gain (loss) on sale
Fawn Heaven, L.P.	$813,376	$290,000	July 31, 2011	$30,883	$3,615	$27,268
Indian Creek, L.P.	1,374,790	600,000	July 31, 2011	52,940	3,615	49,325
Alpine Manor L.P.	851,680	370,000	October 1, 2011	25,775	4,509	21,266
Fort Stockton Manor, L.P.	983,072	495,000	October 1, 2011	29,742	4,179	25,563
Pampa Manor Apartments, L.P.	797,655	280,000	October 1, 2011	24,105	4,179	19,926
Vernon Manor Apartments, L.P.	709,759	210,000	October 1, 2011	21,449	4,179	17,270
Beckwood Manor Seven, L.P.	1,312,191	527,000	November 2, 2011	197,980	-	197,980
Briscoe Manor, L.P.	1,430,499	800,000	December 31, 2011	35,000	3,580	31,420

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table represents the anticipated use of the cash proceeds from the disposition of the 8 Local Limited Partnerships that were disposed of during the nine months ended December 31, 2011.

Local Limited Partnership	Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Cash to WNC for unpaid operating expenses and advances	Remaining cash to remain in reserves for future expenses
Fawn Heaven, L.P.	$30,883	$-	$16,672	$-	$14,211
Indian Creek, L.P.	52,940	-	32,151	-	20,789
Alpine Manor L.P.	25,775	-	9,037	2,701	14,037
Fort Stockton Manor, L.P.	29,742	-	11,021	2,701	16,020
Pampa Manor Apartments, L.P.	24,105	-	8,202	2,701	13,202
Vernon Manor Apartments, L.P.	21,449	-	6,873	2,702	11,874
Beckwood Manor Seven, L.P.	197,980	-	150,000	-	47,980
Briscoe Manor, L.P.	35,000	-	17,500	-	17,500

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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2011 and 2010 has been recorded by the Partnership. Management’s estimate for the three and nine month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships.  Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2011 and March 31, 2011, the Partnership had no cash equivalents.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2011 and March 31, 2011, the Partnership had acquired limited partnership interests in 13 and 21 Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate of 531 and 812 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the nine months ended December 31, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2011	2010

Revenues	$2,736,000	$3,281,000

Expenses
Interest expense	438,000	511,000
Depreciation and amortization	639,000	823,000
Operating expenses	1,889,000	2,201,000
Total expenses	2, 966,000	3,535,000

Net loss	$(230,000)	$(254,000)
Net loss allocable to the Partnership	$(227,000)	$(249,000)
Net loss recorded by the Partnership	$-	$-

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2011
(Unaudited)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the limited Partnerships, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $27,167 and $31,500 were incurred during the nine months ended December 31, 2011 and 2010, respectively. The Partnership paid the General Partner and or its affiliates $205,133 and $20,000 of those fees during each of the nine months ended December 31, 2011 and 2010.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $148,749 and $6,645 during the nine months ended December 31, 2011 and 2010, respectively.

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

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2011	March 31, 2011

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$37,067	$70,114
Asset management fee payable	97,576	275,542

Total	$134,643	$345,656

The General Partner and affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 4 – ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During the nine months ended December 31, 2011 and 2010, the Partnership voluntarily advanced $31,294 and $0, respectively, to one Local Limited Partnership, Yantis Housing, as a result of the Local Limited Partnership experiencing operational issues.  The advances were reserved for in full during the nine months ended December 31, 2011.

NOTE 5 – CAPITAL CONTRIBUTION BY GENERAL PARTNER

During the nine months ended December 31, 2011, the Partnership was relieved of debt owed to the General Partner totaling $26,655.   The Partnership had received $26,655 in cash advances from the General Partner, which were in turn advanced by the Partnership to a Local Limited Partnership to help aid the Local Limited Partnership with its operational issues.  The advances were deemed to be uncollectible by the General Partner, and as such, the debt was forgiven. The cancellation of debt was recorded by the Partnership as a capital contribution from the General Partner.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2011 and 2010, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2011 consisted of $153,000 in cash and $39,000 in other assets.  Liabilities at December 31, 2011 consisted of accrued expenses of $4,000 and $135,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010. The Partnership’s net income for the three months ended December 31, 2011 was $274,000 reflecting an increase of $409,000 from the $(135,000) net loss for the three months ended December 31, 2010.  The increase in net income was primarily due to and a $313,000 increase in gain on sale of investment in Local Limited Partnerships for the three months ended December 31, 2011 compared to the three months ended December 31, 2010. The gain on sale of investment in Local Limited Partnerships will vary from period to period depending on the values and sales prices of the Housing Complexes that have been identified for disposition and the closing dates of such transactions. The operating expenses were decreased by $95,000 which included a $126,000 decrease in legal and accounting fees due to the timing of the accounting work performed.  Additionally, there was a $3,000 decrease in asset management fees.  The fees are calculated based on the value of invested assets which decreased due to the sale of the eight Local Limited Partnerships.  However, there was an increase of ($31,000) in write off of advances to Local Limited Partnerships.  The advances and write offs vary from period to period based on the needs of the Local Limited Partnerships. During the three months ended December 31, 2011 the Partnership received ($3,000) less in reporting fees.  Reporting fees and distribution income fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Nine Months Ended December 31, 2011 Compared to the Nine Months Ended December 31, 2010. The Partnership’s net income for the nine months ended December 31, 2011 was $298,000, reflecting an increase of $428,000 from the ($130,000) net loss for the nine months ended December 31 2010.  The increase in income was due to a $390,000 increase in gain on sale of investment in Local Limited Partnerships for the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010.  The gain on sale of investment in Local Limited Partnerships will vary from period to period depending on the values and sales prices of the Housing Complexes that have been identified for disposition and the closing dates of such transactions.  The total operating expenses were decreased by $53,000 which included a $93,000 decrease in legal and accounting fees due to the timing of the accounting work performed.  Additionally, there was a $4,000 decrease in asset management fees. The fees are calculated based on the value of invested assets which decreased due to the sale of the eight Local Limited Partnerships.  However, there was a ($3,000) increase in proxy expenses, a ($10,000) increase in outside service expenses due to the Partnership outsourcing data entry management to increase efficiency.  There was also a ($31,000) increase in write off of advances to Local Limited Partnerships. The advances and write offs vary from period to period based on the needs of the Local Limited Partnerships. During the nine months ended December 31, 2011 the Partnership received ($34,000) less in reporting fees, which was partially offset by an increase of $19,000 received of distribution income.  Reporting fees and distribution income fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Liquidity and Capital Resources

Nine Months Ended December 31, 2011 Compared to Nine Months Ended December 31, 2010.  The net increase in cash during the nine months ended December 31, 2011 was $79,000 compared to a $7,000 increase in cash for the nine months ended December 31, 2010. The change was partially due to the ($149,000) reimbursement of operating advances paid to the General Partner or an affiliate during the nine months ended December 31, 2011 compared to $(7,000) in reimbursements paid during the nine months ended December 31, 2010.  The change was partially due to the payment of accounting fees of ($36,000) during the nine months ended December 31, 2011 compared to ($128,000) during the nine months ended December 31, 2010.  The change was also due to the payment in asset management fees of ($205,000) and ($20,000) during the nine months ended December 31, 2011 and 2010, respectively.  During the nine months ended December 31, 2011 the Partnership received ($34,000) less in reporting fees, which was partially offset by an increase of $19,000 received of distribution income. Both reporting fees and distribution income are paid to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  In addition, during the nine months ended December 31, 2011, the Partnership received $417,000 in dispositions proceeds compared to no proceeds received during the nine months ended December 31, 2010.

During the nine months ended December 31, 2011, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner decreased by $211,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2011, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2013.

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

Item 2.  Management's Discussion and Analysis of Financial Cond ition and Results of Operations, continued

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

 (b)          Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2011 and March 31, 2011, (ii) the Consolidated Statements of Operations for the three-month and nine-month periods ended December 31, 2011 and December 31, 2010, (iii) the Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and December 31, 2010 and (iv) the Notes to Consolidated Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

SIGNATURES

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

Date: February 14, 2012

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 14, 2012