Form 10-K
period 2012-03-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2012-06-20
CIK 913496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March, 31, 2012

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

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

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
Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [X] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

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

NONE

PART I.

Item 1. Business

Organization

WNC Housing Tax Credit Fund IV, L.P., Series 1 (the “Partnership”) is a California Limited Partnership formed under the laws of the State of California on May 4, 1993 and commenced operations on October 20, 1993. The Partnership was formed to acquire limited partnership interests in other limited partnerships("Local Limited Partnerships") which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership(the “Local Limited Partnership Agreement”).

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

The Partnership invested in twenty one Local Limited Partnerships, eight of which have been sold or otherwise disposed of as of March 31, 2012. Each of these Local Limited Partnerships owns a single Housing Complex that was eligible for the Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

The following table reflects the end of the ten-year credit delivery period and the Compliance Period of each Housing Complex:

Local Limited Partnership Name	Expected last year of credit delivery	15-year Compliance Period
Baycity Village Apartment L.P.	2004	2008
Evergreen Four L.P.	2004	2007
Hidden Valley L.P.	2004	2008
HOI Limited Partnership of Lenoir	2004	2008
Laurel Creek Apartment	2004	2008
Madisonville Manor Senior Citizen Complex, Ltd.	2006	2010
Mt. Graham Housing, Ltd.	2004	2009
Northside Plaza Apartments, Ltd.	2005	2009
Regency Court Partners	2010	2010
Sandpiper Square, a L.P.	2005	2009
Seneca Falls East Apartments Company II, L.P.	2008	2012
Waterford Place, a L.P.	2004	2009
Yantis Housing, Ltd.	2004	2009

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2012.

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

On March 1, 2011, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission (“SEC”) regarding the adoption of a plan of liquidation. Definitive materials were filed with the SEC on April 1, 2011. Materials were disseminated to the Limited Partners on April 8, 2011. The Partnership sought approval to have a formal plan of liquidation of selling its limited partnership interests or selling the underlying Housing Complexes of each of the Local Limited Partnerships. On June 1, 2011 the Partnership received the majority vote in favor of the plan for dissolution. Therefore, the Partnership is engaging third party appraisers to appraise several or all of the Local Limited Partnerships in this Partnership. The appraisal is one of the preliminary steps that need to be completed in order to move forward with the approved liquidation plan. The expense incurred for the appraisals, or any other disposition related expenses the Partnership incurs, are being capitalized and will remain on the balance sheets until the respective Local Limited Partnership is sold. At the time of disposition the capitalized costs will be netted with any cash proceeds that are received in order to calculate the gain or loss on the disposition.

The following table reflects the 8 Local Limited Partnership Interests that were sold during the year ended March 31, 2012. The Compliance Period had expired for each Local Limited Partnership, therefore there is no risk of recapture to the investors of the Partnership. No distributions will be made the Limited Partners as a result of these sales.

Local Limited Partnership	Debt at 12/31/10	Appraisal Value	Date of Sale	Sales Price	Sales Related Expenses	Gain (loss) on sale
Fawn Heaven, L.P.	$813,376	$290,000	July 31, 2011	$30,883	$3,615	$27,268
Indian Creek, L.P.	1,374,790	600,000	July 31, 2011	52,940	3,615	49,325
Alpine Manor L.P.	851,680	370,000	October 1, 2011	25,775	3,689	22,086
Fort Stockton Manor, L.P.	983,072	495,000	October 1, 2011	29,742	3,689	26,053
Pampa Manor Apartments, L.P.	797,655	280,000	October 1, 2011	24,105	3,689	20,416
Vernon Manor Apartments, L.P.	709,759	210,000	October 1, 2011	21,449	3,689	17,760
Beckwood Manor Seven, L.P.	1,312,191	527,000	November 2, 2011	197,980	-	197,980
Briscoe Manor, L.P.	1,430,499	800,000	December 31, 2011	35,000	3,580	31,420

The following table represents the anticipated use of the cash proceeds from the disposition of the 8 Local Limited Partnerships that were disposed of during the year ended March 31, 2012.

Local Limited Partnership	Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Cash to WNC for unpaid operating expenses and advances	Remaining cash to remain in reserves for future expenses
Fawn Heaven, L.P.	$30,883	$-	$16,672	$-	$14,211
Indian Creek, L.P.	52,940	-	32,151	-	20,789
Alpine Manor L.P.	25,775	-	9,037	2,701	14,037
Fort Stockton Manor, L.P.	29,742	-	11,021	2,701	16,020
Pampa Manor Apartments, L.P.	24,105	-	8,202	2,701	13,202
Vernon Manor Apartments, L.P.	21,449	-	6,873	2,702	11,874
Beckwood Manor Seven, L.P.	197,980	-	150,000	-	47,980
Briscoe Manor, L.P.	35,000	-	17,500	-	17,500

The following table reflects the 8 Local Limited Partnership Interests identified for disposition subsequent to March 31, 2012:

Local Limited Partnership	Debt at 12/31/11	Appraisal Value	Anticipated Date of Sale	Estimated Sales Price	Estimated Sales Related Expenses	Estimated Gain (loss) on sale
Baycity Village Apartments, LP	$1,273,999	$1,250,000	June 30, 2012	$30,000	$6,000	$24,000
Sandpiper Square Apartments	887,479	360,000	July 31, 2012	20,000	5,000	15,000
Mt Graham Apartments	1,316,092	810,000	July 31, 2012	22,000	5,000	17,000
Madisonville Manor	856,153	430,000	July 31, 2012	25,000	3,000	22,000
Northside Plaza Apartments	1,272,646	650,000	July 31,2012	25,000	3,000	22,000
Waterford Place	1,100,250	630,000	July 31, 2012	22,500	2,500	20,000
Yantis Housing	589,909	170,000	July 31, 2012	22,500	8,445	14,055
Evergreen Four	821,336	370,000	July 31, 2012	39,285	1,000	38,285

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

Unless a bond is posted or a Treasury Direct Account is established, Low Income Housing Tax Credits may be recaptured if Housing Complexes are not owned and operated for 15 years. Housing Complexes must comply with Internal Revenue Code Section 42 for the 15-year Compliance Period. Low Income Housing Tax Credits will be recaptured with interest to the extent that a Housing Complex is not rented as low income housing or in some other way does not satisfy the requirements of Internal Revenue Code Section 42 during the Compliance Period. For example, unless a bond is posted or a Treasury Direct Account is established, recapture with interest would occur if:

●	a Local Limited Partnership disposed of its interest in a Housing Complex during the Compliance Period, or
●	the Partnership disposed of its interest in a Local Limited Partnership during the Compliance Period.

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

Limited Partners can only use Low Income Housing Tax Credits in limited amounts. The ability of an individual or other non-corporate Limited Partner to claim Low Income Housing Tax Credits on his individual tax return is limited. For example, an individual Limited Partner can use Low Income Housing Tax Credits to reduce his tax liability on:

●	an unlimited amount of passive income, which is income from entities such as the Partnership, and
●	$25,000 in income from other sources.

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

Housing Complexes subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing Complexes. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with some such subsidy programs:

●	Obtaining tenants for the Housing Complexes. Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.
●	Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.
●	Limitations on cash distributions. The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.
●	Limitations on sale or refinancing of the Housing Complexes. A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the lender. The lender may withhold such approval in the discretion of the lender. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.
●	Limitations on transfers of interests in Local Limited Partnerships. The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the lender. The lender may withhold such approval in the discretion of the lender. Approval may be subject to conditions.
●	Limitations on removal and admission of Local General Partners. The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the lender or state allocating authority. Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the lender. Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.
●	Limitations on subsidy payments. Subsidy payments may be fixed in amount and subject to annual legislative appropriations. The rental revenues of a Housing Complex, when combined with the maximum committed subsidy, may be insufficient to meet obligations. Congress or the state legislature, as the case may be, may fail to appropriate or increase the necessary subsidy. In those events, the mortgage lender could foreclose on the Housing Complex unless a workout arrangement could be negotiated.
●	Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.
●	Limited Partners may not receive distributions if Housing Complexes are sold. There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex. The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses at the Local Limited Partnership and Partnerships levels which must be paid at such time. If that happens, a Limited Partner’s return would be derived only from the Low Income Housing Tax Credits and tax losses.

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

Fluctuating economic conditions can reduce the value of real estate. The Partnership’s principal business objective is providing its Limited Partners with Low Income Housing Tax Credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships. In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values equal to or less than the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships. As of all periods presented, the Partnership had reduced the carrying amount to $0 with respect to all of its investments.

Any investment in real estate is subject to risks from fluctuating economic conditions. These conditions can adversely affect the ability to realize a profit or even to recover invested capital. Among these conditions are:

●	the general and local job market,
●	the availability and cost of mortgage financing,
●	monetary inflation,
●	tax, environmental, land use and zoning policies,
●	the supply of and demand for similar properties,
●	neighborhood conditions,
●	the availability and cost of utilities and water.

(c)	Tax risks other than those relating to tax credits

In addition to the risks pertaining specifically to Low Income Housing Tax Credits, there are other Federal income tax risks. Additional Federal income tax risks associated with the ownership of Partnership Units and the operations of the Partnership and the Local Limited Partnerships include, but are not limited to, the following:

No opinion of counsel as to certain matters. No legal opinion is obtained regarding matters:

●	the determination of which depends on future factual circumstances,
●	which are peculiar to individual Limited Partners, or
●	which are not customarily the subject of an opinion.

The more significant of these matters include:

●	allocating purchase price among components of a property, particularly as between buildings and fixtures, the cost of which is depreciable, and the underlying land, the cost of which is not depreciable,
●	characterizing expenses and payments made to or by the Partnership or a Local Limited Partnership,
●	identifying the portion of the costs of any Housing Complex which qualify for historic and other tax credits,
●	applying to any specific Limited Partner the limitation on the use of tax credits and tax losses. Limited Partners must determine for themselves the extent to which they can use tax credits and tax losses, and
●	the application of the alternative minimum tax to any specific Limited Partner, or the calculation of the alternative minimum tax by any Limited Partner. The alternative minimum tax could reduce the tax benefits from an investment in the Partnership.

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

At risk rules might limit deduction of the Partnership’s losses. If a significant portion of the financing used to purchase Housing Complexes does not consist of qualified nonrecourse financing, the “at risk” rules will limit a Limited Partner’s ability to claim Partnership losses to the amount the Limited Partner invests in the Partnership. The “at risk” rules of the Internal Revenue Code generally limit a Limited Partner’s ability to deduct Partnership losses to the sum of:

●	the amount of cash the Limited Partner invests in the Partnership, and
●	the Limited Partner’s share of Partnership qualified nonrecourse financing.

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

Tax liability on sale of a Housing Complex or Local Limited Partnership Interest may exceed the cash available from the sale. When a Local Limited Partnership sells a Housing Complex it will recognize gain. Such gain is equal to the difference between:

●	the sales proceeds plus the amount of indebtedness secured by the Housing Complex, and
●	the adjusted basis for the Housing Complex. The adjusted basis for a Housing Complex is its original cost, plus capital expenditures, minus depreciation.

Similarly, when the Partnership sells an interest in a Local Limited Partnership the Partnership will recognize gain. Such gain is equal to the difference between:

●	the sales proceeds plus the Partnership’s share of the amount of indebtedness secured by the Housing Complex, and
●	the adjusted basis for the interest. The adjusted basis for an interest in a Local Limited Partnership is the amount paid for the interest, plus income allocations and cash distributions, less loss allocations.

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

A successful IRS challenge to tax allocations of the Partnership or a Local Limited Partnership would reduce the tax benefits of an investment in the Partnership. Under the Internal Revenue Code, a partnership’s allocation of income, gains, deductions, losses and tax credits must have substantial economic effect. Substantial economic effect is a highly-technical concept. The fundamental principle is two-fold. If a partner will benefit economically from an item of partnership income or gain, that item must be allocated to him so that he bears the correlative tax burden. Conversely, if a partner will suffer economically from an item of partnership deduction or loss, that item must be allocated to him so that he bears the correlative tax benefit. If a partnership’s allocations do not have substantial economic effect, then the partnership’s tax items are allocated in accordance with each partner’s interest in the partnership. The IRS might challenge the allocations made by the Partnership:

●	between the Limited Partners and the General Partner,
●.	among the Limited Partners, or
●	between the Partnership and a Local General Partner.

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

Tax liabilities could arise in later years of the Partnership. After a period of years following commencement of operations by a Local Limited Partnership, the Local Limited Partnership may generate profits rather than losses. A Limited Partner would have tax liability on his share of such profits unless he could offset the income with:

●	unused passive losses from the Partnership or other investments, or
●	current passive losses from other investments.

In such circumstances, the Limited Partner would not receive a cash distribution from the Partnership with which to pay any tax liability.

IRS challenge to tax treatment of expenditures could reduce losses. The IRS may contend that fees and payments of the Partnership or a Local Limited Partnership:

●	should be deductible over a longer period of time or in a later year,
●.	are excessive and may not be capitalized or deducted in full,
●.	should be capitalized and not deducted, or
●	may not be included as part of the basis for computing tax credits.

Any such contention by the IRS could adversely impact, among other things:

●	the eligible basis of a Housing Complex used to compute Low Income Housing Tax Credits,
●	the adjusted basis of a Housing Complex used to compute depreciation,
●	the correct deduction of fees,
●	the amortization of organization and offering expenses and start-up expenditures.

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

Lack of liquidity of investment.There is no public market for the purchase and sale of Partnership Units, and it is unlikely that one will develop. Accordingly, Limited Partners may not be able to sell their Partnership Units promptly or at a reasonable price. Partnership Units should be considered as a long-term investment because the Partnership is unlikely to sell any Local Limited Partnership Interests for at least 15 years. Partnership Units cannot be transferred to tax-exempt or foreign entities, or through a secondary market. The General Partner can deny effectiveness of a transfer if necessary to avoid adverse tax consequences from the transfer. The General Partner does not anticipate that any Partnership Units will be redeemed by the Partnership.

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

Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority. The Partnership Agreement grants to Limited Partners owning more than 50% of the Partnership Units the right to:

●	remove the General Partner and elect a replacement general partner,
●	amend the Partnership Agreement,
●	terminate the Partnership.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner. These asset management fees payable increased(decreased) by $(188,000), $22,000, and $40,000 for the years ended March 31, 2012, 2011, and 2010, respectively. The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships. The future annual asset management fees will equal approximately $27,500 per year through the termination of the Partnership, which must occur no later than December 31, 2050. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2013.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the thirteen Housing Complexes as of the dates or for the periods indicated:

			As of March 31, 2012		As of December 31, 2011
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

Baycity Village Apartments, Limited Partnership (2)	Baytown, Texas	Green Companies Development Group, Inc.	$300,000	$300,000	62	$629,000	$1,274,000

Evergreen Four Limited Partnership (2)	Maynard, Arkansas	Phillips Development Corporation	195,000	195,000	24	402,000	821,000

Hidden Valley Limited Partnership	Gallup, New Mexico	Alan Deke Noftsker	412,000	412,000	40	801,000	1,402,000

HOI Limited Partnership Of Lenoir	North Carolina	Housing Opportunities, Inc.	198,000	198,000	34	400,000	341,000

Laurel Creek Apartments	San Luis Obispo, California	San Luis Obispo Non-Profit Housing Corp.	1,030,000	1,030,000	24	2,103,000	204,000

Madisonville Manor Senior Citizens Complex, Ltd. (2)	Madisonville, Texas	Jean Johnson	174,000	174,000	32	375,000	856,000

Mt. Graham Housing, Ltd. (2)	Safford, Arizona	Rural Housing, Inc.	410,000	410,000	40	788,000	1,316,000

			As of March 31, 2012		As of December 31, 2011
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

Northside Plaza Apartments, Ltd. (2)	Angleton, Texas	Jean Johnson	282,000	282,000	48	607,000	1,273,000

Regency Court Partners	Monrovia, California	Community Housing Assistance Program, Inc., a California Nonprofit Corporation	1,692,000	1,692,000	115	3,293,000	4,092,000

Sandpiper Square, a Limited Partnership (2)	Aulander, North Carolina	I. Norwood Stone	219,000	219,000	24	433,000	887,000

Seneca Falls East Apartments Company II, L.P.	Seneca Falls, New York	David R. Bacon and Frank Salvatore	270,000	270,000	32	360,000	848,000

Waterford Place, a Limited Partnership (2)	Calhoun Falls, South Carolina	Thomas E. Connelly, Jr., TEC Rental Properties Inc., Warren H. Abernathy, II and Solid South, Inc.	272,000	272,000	32	549,000	1,101,000

Yantis Housing, Ltd. (2)	Yantis, Texas	Charles Cannon Jr.	145,000	145,000	24	287,000	591,000

			$5,599,000	$5,599,000	531	$11,027,000	$15,006,000

(1)	Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Substantially all of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Partnership’s Limited Partners.

(2)	The Local Limited Partnership was identified for sale subsequent to March 31, 2012.

	For the Year Ended December 31, 2011
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Baycity Village Apartments, Limited Partnership(1)	$400,000	$(24,000)	99%

Evergreen Four Limited Partnership (1)	114,000	(36,000)	95%

Hidden Valley Limited Partnership	256,000	(10,000)	99%

HOI Limited Partnership Of Lenoir	194,000	27,000	99%

Laurel Creek Apartments	242,000	65,000	99%

Madisonville Manor Senior Citizens Complex, Ltd. (1)	146,000	(12,000)	99%

Mt. Graham Housing, Ltd. (1)	227,000	(24,000)	99%

Northside Plaza Apartments, Ltd. (1)	218,000	(9,000)	99%

Regency Court Partners	833,000	(4,000)	99%

Sandpiper Square, a Limited Partnership (1)	132,000	(4,000)	99%

Seneca Falls East Apartments Company II, L.P.	179,000	(18,000)	99.98%

Waterford Place, a Limited Partnership (1)	155,000	(3,000)	99%

Yantis Housing, Ltd. (1)	46,000	(54,000)	99%

Total	$3,142,000	$(106,000)

(1)	The Local Limited Partnership was identified for sale subsequent to March 31, 2012.

WNC Housing Tax Credit Fund IV, L.P., Series 1

March 31, 2012

			Occupancy Rates
Local Limited		General Partner	As of December 31,
Partnership Name	Location	Name	2011	2010	2009	2008	2007

Alpine Manor, L.P.	Alpine, Texas	1600 Capital Company, Inc.	N/A	100%	94%	92%	100%

Baycity Village Apartments, Limited Partnership	Baytown, Texas	Green Companies Development Group, Inc.	90%	87%	92%	97%	92%

Beckwood Manor Seven Limited Partnership	Marianna, Arkansas	Phillips Development Corporation	N/A	100%	100%	88%	96%

Briscoe Manor Limited Partnership	Galena, Maryland	McKnight &Decoster, Inc.	N/A	97%	100%	100%	100%

Evergreen Four Limited Partnership	Maynard, Arkansas	Phillips Development Corporation	79%	71%	92%	100%	83%

Fawn Haven Limited Partnership	Manchester, Ohio	Georg E. Maharg and Maharg Realty, Inc.	N/A	89%	89%	93%	96%

Fort Stockton Manor, L.P.	Stockton, Texas	1600 Capital Company, Inc.	N/A	97%	100%	97%	100%

Hidden Valley Limited Partnership	Gallup, New Mexico	Alan Deke Noftsker	100%	95%	98%	100%	100%

HOI Limited Partnership Of Lenoir	North Carolina	Housing Opportunities, Inc.	100%	100%	100%	91%	100%

Indian Creek Limited Partnership	Bucyrus, Ohio	Georg E. Maharg	N/A	92%	92%	92%	92%

WNC Housing Tax Credit Fund IV, L.P., Series 1

March 31, 2012

Local Limited		General Partner	As of December 31,
Partnership Name	Location	Name	2011	2010	2009	2008	2007

Laurel Creek Apartments	San Luis Obispo, California	San Luis Obispo Non-Profit Housing Corp.	100%	100%	92%	100%	100%

Madisonville Manor Senior Citizens Complex, Ltd.	Madisonville, Texas	Jean Johnson	100%	100%	100%	94%	97%

Mt. Graham Housing, Ltd.	Safford, Arizona	Rural Housing, Inc.	78%	85%	90%	98%	90%

Northside Plaza Apartments, Ltd.	Angleton, Texas	Jean Johnson	100%	98%	94%	100%	96%

Pampa Manor, L.P.	Pampa, Texas	1600 Capital Company, Inc.	N/A	84%	94%	100%	94%

Regency Court Partners	Monrovia, California	Community Housing Assistance Program, Inc., a California Nonprofit Corporation	99%	100%	100%	99%	99%

Sandpiper Square, a Limited Partnership	Aulander, North Carolina	I. Norwood Stone	96%	96%	100%	96%	100%

Seneca Falls East Apartments Company II, L.P.	Seneca Falls, New York	David R. Bacon and Frank Salvatore	81%	91%	91%	97%	97%

WNC Housing Tax Credit Fund IV, L.P., Series 1

March 31, 2012

Local Limited		General Partner	As of December 31,
Partnership Name	Location	Name	2011	2010	2009	2008	2007

Vernon Manor, L.P.	Vernon, Texas	1600 Capital Company, Inc.	N/A	86%	86%	86%	93%

Waterford Place, a Limited Partnership	Calhoun Falls, South Carolina	Thomas E. Connelly, Jr., TEC Rental Properties Inc., Warren H. Abernathy, II and Solid South, Inc.	91%	88%	94%	97%	94%

Yantis Housing, Ltd.	Yantis, Texas	Charles Cannon Jr.	92%	96%	83%	92%	96%

		Weighted average	94%	93%	95%	96%	96%

Item 3. Legal Proceedings

NONE

Item 4. Mine Safety Disclosures

NOT APPLICABLE

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

a)	The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

b)	At March 31, 2012, there were 729 Limited Partners, respectively, and no assignees of Partnership Units who were not admitted as Limited Partners, respectively.

c)	The Partnership was not designed to provide operating cash distributions to Limited Partners. It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership. There can be no assurance in this regard. Any distributions would be made in accordance with the terms of the Partnership Agreement. For all periods presented there were no cash distributions to the Limited Partners.

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock.

f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2012.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2012	2011	2010	2009	2008

ASSETS
Cash	$103,674	$74,767	$147,100	$117,609	$127,224
Other assets	43.305	-	-	-	-
Investments in Local Limited Partnerships, net	-	-	-	-	1,023,006

Total Assets	$146,979	$74,767	$147,100	$117,609	$1,150,230

LIABILITIES
Accrued fees and expenses due to General Partner and affiliates	$101,181	$345,656	$259,216	$219,475	$206,411

PARTNERS' EQUITY (DEFICIT)	45,798	(270,889)	(112,116)	(101,866)	943,819

Total Liabilities and Partners’ Equity (Deficit)	$146,979	$74,767	$147,100	$117,609	$1,150,230

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2012	2011	2010	2009	2008

Loss from operations (Note 1)	$(102,309)	$(158,961)	$(10,448)	$(1,059,330)	$(58,586)
Equity in income of Local Limited Partnerships	392,308	-	-	13,542	54,080
Interest income	34	188	198	103	215
Net income (loss)	$290,033	$(158,773)	$(10,250)	$(1,045,685)	$(4,291)

Net income (loss) allocated to:
General Partner	$2,900	$(1,588)	$(103)	$(10,457)	$(43)

Limited Partners	$287,133	$(157,185)	$(10,147)	$(1,035,228)	$(4,248)

Net income (loss) per Partnership Unit	$28.71	$(15.72)	$(1.01)	$(103.52)	$(.42)

Outstanding weighted Partnership Units	10,000	10,000	10,000	10,000	10,000

Note 1 - Loss from operations for the years ended March 31, 2012, 2011, 2010, 2009 and 2008 includes a charge for impairment losses on investments in Local Limited Partnerships of $0,$0 $0, $1,015,863, and $24,436, respectively (See Note 2 to the financial statements).

	For the Years Ended March 31,
	2012	2011	2010	2009	2008

Net cash provided by (used in):

Operating activities	$(388,967)	$(72,333)	$29,491	$(29,083)	$(7,853)
Investing activities	417,874	-	-	19,468	-

Net change in cash	28,907	(72,333)	29,491	(9,615)	(7,853)

Cash, beginning of period	74,767	147,100	117,609	127,224	135,077

Cash, end of period	$103,674	$74,767	$147,100	$117,609	$127,224

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

Financial Condition

For the year ended March 31, 2012

The Partnership’s assets at March 31, 2012 consisted of $104,000 in cash and $43,000 in other assets. Liabilities at March 31, 2012 consisted of $101,000 of accrued fees and expenses due to General Partner and affiliates (See “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011The Partnership’s net income for the year ended March 31, 2012 was $290,000, reflecting an increase of $449,000 from the net loss experienced for the year ended March 31, 2011 of $(159,000). The change in largely due to the $392,308 increase in gain on sale of Local Limited Partnerships for the year ended March 31, 2012. The gain on sale of Local Limited Partnerships will vary from period to period depending on the values and sale prices of the housing complexes that have been identified for disposition and the closing dates of such transactions. There was a decrease in accounting and legal fees of $110,000 for the year ended March 31, 2012 compared to the year ended March 31, 2011. All filings were brought current during the year ended March 31, 2011, thereby increasing the expense for that year. Distribution income decreased by $15,000 for the year ended March 31, 2012 due to the fact that Local Limited Partnerships pay distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. Asset management fees decreased by $7,000 during the year ended March 31, 2012. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. There was a $(31,000) increase in write off of advances to Local Limited Partnerships for the year ended March 31, 2012. The advances and write offs vary from year to year based on the needs of the Local Limited Partnerships.

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

Liquidity and Capital Resources

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011 The net increase in cash during the year ended March 31, 2012 was $29,000 compared to a net decrease in cash for the year ended March 31, 2011 of $(72,000). During the year ended March 31, 2012 the Partnership received $418,000 in proceeds from sale of Local Limited Partnerships compared to no such proceeds received during the year ended March 31, 2011. The Partnership repaid $(223,000) of accrued asset management fees of during the year ended March 31, 2012 compared to $(20,000) paid during the year ended March 31, 2011. In addition, the Partnership reimbursed the General Partner or an affiliate accrued operating expenses paid on its behalf of $(186,000) during the year ended March 31, 2012 compared to $(92,000) reimbursed during the year ended March 31, 2011.

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2013.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2011:

	2013	2014	2015	2016	2017	There after	Total

Asset management fees(1)	$128,681	$27,500	$27,500	$27,500	$27,500	$907,500	$1,146,181
Total contractual cash obligations	$128,681	$27,500	$27,500	$27,500	$27,500	$907,500	$1,146,181

(1)	Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2050. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until December 31, 2050. Amounts due to the General Partner as of March 31, 2012 have been included in the 2013 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information regarding our asset management fees, see Note 3 to the financial statements included elsewhere herein.

Other Matters

During the year ended March 31, 2012 the General Partner of Yantis Housing, Ltd. (Yantis) passed away. This compelled Shelter Resource Corporation, an affiliate of the Partnership, to take on the responsibility of the General Partner. During this time, Yantis fell into disrepair and was required by the United States Department of Agriculture (USDA RA) to address these issues. As of the date of this report, only a portion of the issues have been addressed. USDA RA suspended rental assistance for Yantis in April 2011.

As of May 2011 Yantis started under new management. The team has been diligently working with the USDA RA on obtaining past and future rental assistance and was able to collect assistance starting in July 2011. The assistance payments prior to July 2011 are still in question.

Prior to the changes in management, Yantis received physical inspections from the State Housing Agency. As of the date of this report, some of the issues noted in the inspection have not been addressed. As of December 31, 2011 the replacement reserve balance was $3,958.

Due to the outstanding issues from the inspection, the State Housing Agency is requesting management of Yantis to attend an informal conference. The State Housing Agency is considering implementing administrative penalties for violations of the United Productions and Service Company (UPCS) local safety and building codes. To date, Shelter Resource Corporation has funded approximately $26,654 of property updates. As of the date of this report, the property is assigned to the Structured Asset Group so the situation can be closely monitored.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Exit Strategy

See Item 1 for information in this regard.

Impact of Recent Accounting Pronouncements

See footnote 1 to the audited financial statements.

Item 7A. Quantitative and Qualitative Disclosures Above Market Risk

NOT APPLICABLE

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Partners

WNC Tax Credit Fund IV, L.P., Series 1

We have audited the accompanying balance sheets of WNC Housing Tax Credits IV, L.P., Series 1 (the Partnership) as of March 31, 2012 and 2011, and the related statements of operations, partners’ equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 2012. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund IV, L.P., Series 1 as of March 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

June 20, 2012

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

BALANCE SHEETS (Audited)

	March 31,
	2012	2012
ASSETS
Cash	$103,674	$74,767
Other assets	43,305	0
Investments in Local Limited Partnerships, net (Notes 2 and 3)	0	0

Total Assets	$146,979	$74,767

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)
Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$101,181	$345,656
Total Liabilities	101,181	345,656

Partners’ Equity (Deficit)
General Partner	(73,056)	(102,610)
Limited Partners (25,000 Partnership Units authorized; 10,000 Partnership Units issued and outstanding)	118,854	(168,279)

Total Partners’ Equity (Deficit)	45,798	(270,889)

Total Liabilities and Partners’ Equity (Deficit)	$146,979	$74,767

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

STATEMENTS OF OPERATIONS (Audited)

	For the Years Ended March 31,
	2012	2011	2010

Reporting fees	$5,211	$4,903	$9,387
Distribution income	19,256	34,220	29,364
Total operating income	24,467	39,123	38,751
Operating expenses:
Asset management fees (Note 3)	35,000	42,000	42,000
Accounting and legal fees	39,511	149,719	3035
Write off of advances to Local Limited Partnership	31,294	0	0
Other	20,971	6,365	4,164
Total operating expenses	126,776	198,084	49,199

Loss from operations	(102,309)	(158,961)	(10,448)

Gain on sale of Local Limited Partnerships (Note 2)	392,308	0	0

Interest income	34	188	198

Netincome (loss)	$290,033	$(158,773)	$(10,250)

Net income (loss) allocated to:
General Partner	$2,900	$(1,588)	$(103)
Limited Partners	$287,133	$(157,185)	$(10,147)

Netincome (loss) per Partnership Unit	$28.71	$(15.72)	$(1.01)

Outstanding weighted Partnership Units	10,000	10,000	10,000

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 1

(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT) (Audited)

	General Partner	Limited Partners	Total

Partners’ deficit at March 31, 2009	$(100,919)	$(947)	$(101,866)

Net loss	(103)	(10,147)	(10,250)

Partners’ deficit at March 31, 2010	(101,022)	(11,094)	(112,116)

Net loss	(1,588)	(157,185)	(158,773)

Partners’ deficit at March 31, 2011	(102,610)	(168,279)	(270,889)

Contributions (Note 5)	26,654	0	26,654

Net income	2,900	287,133	290,033

Partners’ equity (deficit) at March 31, 2012	$(73,056)	$118,854	$45,798

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 1

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS (Audited)

	For The Years Ended March 31,
	2012	2011	2010

Cash flows from operating activities:
Net income(loss)	$290,033	$(158,773)	$(10,250)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in other assets	(68,871)	0	0
Gain on sale of Local Limited Partnerships	(392,308)	0	0
Increase(decrease) in accrued fees and expenses due to General Partner and affiliates	(217,821)	86,440	39,741

Net cash provided by (used in) operating activities	(388,967)	(72,333)	29,491

Cash flows from investing activities:
Advances to Local Limited Partnerships	(31,294)	0	0
Write off advances to Limited Partnerships	31,294	0	0
Proceeds from sale of Local Limited Partnerships	417,874		0
			0
Net cash provided by investing activities	417,874	0	0

Net increase (decrease) in cash	28,907	(72,333)	29,491

Cash, beginning of year	74,767	147,100	117,609

Cash, end of year	$103,674	$74,767	$147,100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$800	$800	$800

NON-CASH FINANCING ACTIVITIES
Advances made to the Partnership by the General Partner in prior years were converted to General Partner equity	$26,654	$0	$0

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2012, 2011 and 2010

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

For the Years Ended March 31, 2012, 2011 and 2010

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

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership currently has insufficient working capital to fund its operations. Associates have agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2013.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2012.

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

On March 1, 2011, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission (“SEC”) regarding the adoption of a plan of liquidation. Definitive materials were filed with the SEC on April 1, 2011. Materials were disseminated to the Limited Partners on April 8, 2011. The Partnership sought approval to have a formal plan of liquidation of selling its limited partnership interests or selling the underlying Housing Complexes of each of the Local Limited Partnerships. On June 1, 2011 the Partnership received the majority vote in favor of the plan for dissolution. Therefore, the Partnership is engaging third party appraisers to appraise several or all of the Local Limited Partnerships in this Partnership. The appraisal is one of the preliminary steps that need to be completed in order to move forward with the approved liquidation plan. The expense incurred for the appraisals, or any other disposition related expenses the Partnership incurs, are being capitalized and will remain on the balance sheets until the respective Local Limited Partnership is sold. At the time of disposition the capitalized costs will be netted with any cash proceeds that are received in order to calculate the gain or loss on the disposition.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table reflects the 8 Local Limited Partnership Interests that were sold during the year ended March 31, 2012. The Compliance Period had expired for each Local Limited Partnership, therefore there is no risk of recapture to the investors of the Partnership. No distributions will be made the Limited Partners as a result of these sales.

Local Limited Partnership	Debt at 12/31/11	Appraisal Value	Date of Sale	Sales Price	Sales Related Expenses	Gain (loss) on sale
Fawn Heaven, L.P.	$813,376	$290,000	July 31, 2011	$30,883	$3,615	$27,268
Indian Creek, L.P.	1,374,790	600,000	July 31, 2011	52,940	3,615	49,325
Alpine Manor L.P.	851,680	370,000	October 1, 2011	25,775	3,689	22,086
Fort Stockton Manor, L.P.	983,072	495,000	October 1, 2011	29,742	3,689	26,053
Pampa Manor Apartments, L.P.	797,655	280,000	October 1, 2011	24,105	3,689	20,416
Vernon Manor Apartments, L.P.	709,759	210,000	October 1, 2011	21,449	3,689	17,760
Beckwood Manor Seven, L.P.	1,312,191	527,000	November 2, 2011	197,980	-	197,980
Briscoe Manor, L.P.	1,430,499	800,000	December 31, 2011	35,000	3,580	31,420

The following table represents the anticipated use of the cash proceeds from the disposition of the 8 Local Limited Partnerships that were disposed of during the year ended March 31, 2012.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table reflects the 8 Local Limited Partnership Interests identified for disposition subsequent to March 31, 2012:

Local Limited Partnership	Debt at 12/31/11	Appraisal Value	Anticipated Date of Sale	Estimated Sales Price	Estimated Sales Related Expenses	Estimated Gain (loss) on sale
Baycity Village Apartments, LP	$1,273,999	$1,250,000	June 30, 2012	$30,000	$6,000	$24,000
Sandpiper Square Apartments	887,479	360,000	July 31, 2012	20,000	5,000	15,000
Mt Graham Apartments	1,316,092	810,000	July 31, 2012	22,000	5,000	17,000
Madisonville Manor	856,153	430,000	July 31, 2012	25,000	3,000	22,000
Northside Plaza Apartments	1,272,646	650,000	July 31,2012	25,000	3,000	22,000
Waterford Place	1,100,250	630,000	July 31, 2012	22,500	2,500	20,000
Yantis Housing	589,909	170,000	July 31, 2012	22,500	8,445	14,055
Evergreen Four	821,336	370,000	July 31, 2012	39,285	1,000	38,285

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Distributions received from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2012, all investment accounts in Local Limited Partnerships had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2012 and 2011, the Partnership had no cash equivalents.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

For the Years Ended March 31, 2012, 2011 and 2010

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2012 and 2011, the Partnership owns Local Limited Partnership interests in 13 and 21 Local Limited Partnerships, respectively, each of which owns one Housing complex, consisting of an aggregate of 531 and 812 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2012 and 2011 are approximately $1,310,000 and $3,394,000,respectively,greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below. This difference is primarily due to unrecorded losses as discussed below, acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership’s financial statements.

For all periods presented, the investment accounts in all of the Local Limited Partnerships have reached a zero balance. Consequently, all of the Partnership’s estimate of its share of losses for the years ended March 31, 2012, 2011 and 2010 amounting to approximately $167,000, $504,000 and $382,000, respectively, have not been recognized. As of March 31, 2012, the aggregate share of net losses not recognized by the Partnership amounted to approximately $2,512,000.

The financial information from the individual financial statements of the Local Limited Partnerships includes rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted in interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows:

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED BALANCE SHEETS

	2011	2010
ASSETS
Buildings and improvements (net of accumulated depreciation as of December 31, 2011 and 2010 of $12,508,000 and $17,295,000 respectively)	$13,237,000	$18,422,000
Land	939,000	1,703,000
Other assets	2,265,000	3,230,000
Total assets	$16,441,000	$23,355,000

LIABILITIES
Mortgage payable	$15,006,000	$23,453,000
Due to affiliates	318,000	501,000
Other liabilities	933,000	1,181,000

Total liabilities	16,257,000	25,135,000

PARTNERS' EQUITY (DEFICIT)
WNC Housing Tax Credit Fund IV, L.P., Series 1	(1,310,000)	(3,394,000)
Other partners	1,494,000	1,614,000
Total partners’ equity (deficit)	184,000	(1,780,000)
Total liabilities and partners’ equity (deficit)	$16,441,000	$23,355,000

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2011	2010	2009

Revenues	$3,288,000	$4,600,000	$4,374,000

Expenses:
Operating expenses	445,000	3213,000	2,934,000
Interest expense	795,000	768,000	682,000
Depreciation and amortization	2,154,000	1,086,000	1,097,000

Total expenses	3,394,000	5,067,000	4,713,000

Net loss	$(106,000)	$(467,000)	$(339,000)

Net loss allocable to the Partnership,	$(103,000)	$(460,000)	$(332,000)

Net income recorded by the Partnership	$-	$-	$-

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

Trouble Housing Complex

During the year ended March 31, 2012 the General Partner of Yantis Housing, Ltd. (Yantis) passed away. This compelled Shelter Resource Corporation, an affiliate of the Partnership, to take on the responsibility of the General Partner. During this time, Yantis fell into disrepair and was required by the United States Department of Agriculture (USDA RA) to address these issues. As of the date of this report, only a portion of the issues have been addressed. USDA RA suspended rental assistance for Yantis in April 2011.

As of May 2011 Yantis started under new management. The team has been diligently working with the USDA RA on obtaining past and future rental assistance and was able to collect assistance starting in July 2011. The assistance payments prior to July 2011 are still in question.

Prior to the changes in management, Yantis received physical inspections from the State Housing Agency. As of the date of this report, some of the issues noted in the inspection have not been addressed. As of December 31, 2011 the replacement reserve balance was $3,958.

Due to the outstanding issues from the inspection, the State Housing Agency is requesting management of Yantis to attend an informal conference. The State Housing Agency is considering implementing administrative penalties for violations of the United Productions and Service Company (UPCS) local safety and building codes. To date, Shelter Resource Corporation has funded approximately $26,654 of property updates. As of the date of this report, the property is assigned to the Structured Asset Group so the situation can be closely monitored.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

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

An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such. Asset management fees of $35,000, $42,000 and$42,000 were incurred during the years ended March 31, 2012, 2011 and 2010, respectively, of which $222,633, $20,000 and $7,500, was paid during the years ended March 31, 2012, 2011 and 2010, respectively.

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

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were$186,196, $91,645, and $2,653 during the years ended March 31,2012, 2011 and 2010, respectively.

A non-accountable organization and offering and underwriting expense reimbursement were paid to the General Partner or affiliates on behalf of the Partnership. At the end of all periods presented,$15,000 of those reimbursements has been included in investments in Local Limited Partnerships. Accumulated amortization was $15,000 for all periods presented.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at that time.

	March 31,
	2012	2011

Asset management fee payable	$87,909	$275,542
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	13,272	70,114

Total	$101,181	$345,656

The General Partner and/or it’s affiliates do not anticipate that these accrued fees will be paid until such a time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership. The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2013.

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
2012
Income	$3,000	$16,000	$-	$5,000

Operating expenses	(45,000)	(26,000)	(40,000)	(15,000)

Loss from operations	(42,000)	(10,000)	(40,000)	(10,000)

Gain on sale of Local Limited Partnerships	-	77,000	313,000	2,000

Net income (loss)	(42,000)	67,000	273,000	(8,000)

Net income (loss) available to Limited Partners	(42,000)	66,000	271,000	(8,000)

Net income (loss) per Partnership Unit	(4)	6	27	(1)

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 5 –CONTRIBUTIONS BY THE GENERAL PARTNER

In prior years, the Partnership had $26,654 in expenses paid by the General Partner or affiliates on its behalf. During the year end March 31, 2012, the General Partner forgave the debt as it was deemed uncollectible. The cancellation of that debt is considered a capital contribution by the General Partner to the Partnership and as such it is reflected in the statement of partners’ equity (deficit) in the Partnership’s financial statements.

NOTE 6 – SUBSEQUENT EVENTS

The following table reflects the 8 Local Limited Partnership Interests identified for disposition subsequent to March 31, 2012:

Local Limited Partnership	Debt at 12/31/11	Appraisal Value	Anticipated Date of Sale	Estimated Sales Price	Estimated Sales Related Expenses	Estimated Gain (loss) on sale
Baycity Village Apartments, LP	$1,273,999	$1,250,000	June 30, 2012	$30,000	$6,000	$24,000
Sandpiper Square Apartments	887,479	360,000	July 31, 2012	20,000	5,000	15,000
Mt Graham Apartments	1,316,092	810,000	July 31, 2012	22,000	5,000	17,000
Madisonville Manor	856,153	430,000	July 31, 2012	25,000	3,000	22,000
Northside Plaza Apartments	1,272,646	650,000	July 31,2012	25,000	3,000	22,000
Waterford Place	1,100,250	630,000	July 31, 2012	22,500	2,500	20,000
Yantis Housing	589,909	170,000	July 31, 2012	22,500	8,445	14,055
Evergreen Four	821,336	370,000	July 31, 2012	39,285	1,000	38,285

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

(b)	Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2012. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2012.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer and Secretary
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Fund Management
Melanie R. Wenk, CPA	Vice President – Chief Financial Officer
Kelly Henderson	Senior Vice President – Legal Affairs
AnandKannan	Senior Vice President – Development
Paula Hall	Vice President – Asset Management
Gregory S. Hand	Vice President – Acquisitions
Thomas F. Maxwell	Vice President – Originations
Kay L. Cooper	Director of WNC & Associates, Inc.
Jennifer E. Cooper	Director of WNC & Associates, Inc.

In addition to Wilfred N. Cooper, Sr., the directors of WNC & Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr., age 81, is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC & Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 49, is President, Chief Executive Officer, Secretary, a Director, and a member of the Acquisition Committee, of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank, the Board of Trustees of NHC, the Editorial Advisory Board of Tax Credit Advisor, and the Tax Policy Council of the National Trust for Historic Preservation. He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

Michael J. Gaber, age 45, is an Executive Vice President, Chief Operating Officer, chair of the Acquisition Committee, and oversees the Property Acquisition and Investment Management groups, of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in business administration – finance.

David N. Shafer, age 59, is an Executive Vice President, a member of the Acquisition Committee, and oversees the New Markets Tax Credit group, of WNC & Associates, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining WNC & Associates, Inc. in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Laws degree in taxation.

Darrick Metz, age 41, is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in tax credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of tax credits, HOME funds and state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of MHFA’s Multifamily Technical Assistance and a board member of NH&RA. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.

Christine A. Cormier, age 53, is Senior Vice President – Fund Management and, accordingly, oversees the fund management group, of WNC & Associates, Inc. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Melanie R. Wenk, age 43, is Vice President – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

Kelly Henderson, age 40, is Senior Vice President – Legal Affairs of WNC & Associates, Inc. She is responsible for structuring local limited partnership letters of understanding and local limited partnership agreements, coordinating closings with outside counsel and reviewing local limited partnership loan documents. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national tax credit syndicator. Ms. Henderson has been underwriting tax credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science and from the New England School of Law in 1996 with a Juris Doctor degree. She is licensed to practice law in the States of New York and Massachusetts.

AnandKannan, age 32, is Senior Vice President – Development of WNC & Associates, Inc. and leads the preservation and development teams for Community Preservation Partners, LLC. Prior to joining WNC in 2011, Mr. Kannan served as Associate Director at Vitus Group (previously Pacific Housing Advisors, Inc.), where he developed or consulted on affordable housing projects across the country. His expertise is in the acquisition and rehabilitation of existing low-income housing projects that are or will be financed by tax-exempt bonds, tax credits, and other government subsidies. Prior to his tenure at Vitus Group, Mr. Kannan was associated with Novogradac& Company LLP. Mr. Kannan graduated from the University of California at Berkeley in 2002 with a Bachelor of Arts degree in Economics with an emphasis in Accounting.

Paula Hall, age 45, is Vice President – Asset Management, a member of the Acquisition Committee, and oversees the asset management group, of WNC & Associates, Inc. She joined WNC in 1997 and has more than 21 years of property management experience. Ms. Hall is a Certified Occupancy Specialist (CPO), Housing Credit Certified Professional (HCCP), and Certified Property Manager (CPM) candidate. Prior to joining WNC, she was a property manager for NHP Property Management (AIMCO) where she oversaw operations, training and development.

Gregory S. Hand, age 48, is Vice President – Acquisitions, and oversees the property underwriting activities, of the Irvine office of WNC & Associates, Inc. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Thomas F. Maxwell, age 60, is Vice President – Originations of the Northeast Region. He has 17 years of experience in the tax credit industry, and more than 30 years of real estate experience, including originating, structuring and closing all types of affordable housing developments. Prior to joining WNC in 2009, he served as a team leader for a national tax credit syndicator for nine years. Mr. Maxwell graduated from Case Western Reserve University in 1974 with a Bachelor of Arts degree in English and from Boston University in 1980 with a Master of Business Administration degree.

Kay L. Cooper, age 75, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. Kay Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Jennifer E. Cooper, age 49, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. She is the wife of Wilfred Cooper, Jr. and attended the University of Texas from 1981 to 1986.

(f)	Involvement in Certain Legal Proceedings

None.

(g)	Promoters and Control Persons

Inapplicable.

(h)	Audit Committee Financial Expert, and (i) Identification of the Audit Committee

Neither the Partnership nor the General Partner, has an audit committee.

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

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such affiliate may receive an annual asset management fee equal to the greater of (i) $2,000 for each Housing Complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership’s allocable share of the mortgages. The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Fees of $35,000, $42,000, and $42,000 were incurred during the years ended March 31, 2012, 2011 and 2010, respectively, of which $222,633, $20,000 and $7,500, was paid during the years ended March 31, 2012, 2011 and 2010, respectively.

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

Reimbursement to the General Partner or any of its affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.3 of the Partnership’s Agreement of Limited Partnership (the “Agreement,” incorporated as Exhibit 3.1 to this report). The Agreement defines “Operating Cash Expenses” as

“ .. . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include fees paid by the Partnership to any General Partner or any Affiliate of a General Partner permitted by this Agreement and the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by a General Partner, an Affiliate of a General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with a General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount.”

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $13,272, $70,114 and $5,674 as of March 31, 2012, 2011 and 2010, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $186,196, $91,645 and $2,653 during the years ended March 31, 2012, 2011 and 2010, respectively.

(c)	Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $0, $200 and $300 for the years ended December 31, 2011, 2010 and 2009, respectively. The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2012, 2011 and 2010. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds. There were no such distributions of cash to the General Partner during the years ended March 31, 2012, 2011 and 2010.

(d)	Subordinated Disposition Fee

A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership interest. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 14% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a)	The General Partner manages all of the Partnership’s affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for theyears ended March 31:

	2012	2011
Audit Fees	$32,210	$124,989
Audit-related Fees	-	-
Tax Fees	3,035	3,035
All Other Fees	-	-
TOTAL	$35,245	$128,024

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	List of Financial statements included in Part II hereof

Balance Sheets, March 31, 2012 and 2011

Statements of Operations for the years ended March 31, 2012, 2011 and 2010.

Statements of Partners’ Equity (Deficit) for the years ended March 31, 2012, 2011 and 2010.

Statements of Cash Flows for the years ended March 31, 2012, 2011 and 2010.

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

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2012 and 2011, (ii) the Statements of Operations for the years ended March 31, 2012, 2011 and 2010, (iii) the Statements of Cash Flows for the years ended March 31, 2012, 2011 and 2010 and (iv) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2012

		As of March 31, 2012		As of December 31, 2011
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnership	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Baycity Village Apartments, Limited Partnership (1)	Baytown, Texas	$300,000	$300,000	$1,274,000	$14,000	$1,832,000	$1,179,000	$667,000

Evergreen Four Limited Partnership (1)	Maynard, Arkansas	195,000	195,000	821,000	29,000	1,107,000	715,000	421,000

Hidden Valley Limited Partnership	Gallup, New Mexico	412,000	412,000	1,402,000	115,000	2,094,000	890,000	1,319,000

HOI Limited Partnership Of Lenoir	Lenoir, North Carolina	198,000	198,000	341,000	173,000	1,040,000	580,000	633,000

Laurel Creek Apartments	San Luis Obispo, California	1,030,000	1,030,000	204,000	275,000	1,894,000	1,215,000	954,000

Madisonville Manor Senior Citizens Complex, Ltd. (1)	Madisonville, Texas	174,000	174,000	856,000	45,000	1,171,000	400,000	816,000

Mt. Graham Housing, Ltd. (1)	Safford, Arizona	410,000	410,000	1,316,000	55,000	2,061,000	1,277,000	839,000

WNC Housing Tax Credit Fund IV, L.P., Series 1

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

		As of March 31, 2012		As of December 31, 2011
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnership	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Northside Plaza Apartments, Ltd. (1)	Angleton, Texas	282,000	282,000	1,273,000	66,000	1,799,000	640,000	1,225,000

Regency Court Partners	Monrovia, California	1,692,000	1,692,000	4,092,000	-	7,946,000	3,253,000	4,693,000

Sandpiper Square, a Limited Partnership (1)	Aulander, North Carolina	219,000	219,000	887,000	34,000	1,271,000	546,000	759,000

Seneca Falls East Apartments Company II, L.P.	Seneca Falls, New York	270,000	270,000	848,000	38,000	1,252,000	531,000	759,000

Waterford Place, a Limited Partnership (1)	Calhoun Falls, South Carolina	272,000	272,000	1,101,000	68,000	1,434,000	902,000	600,000

Yantis Housing, Ltd. (1)	Yantis, Texas	145,000	145,000	591,000	27,000	844,000	380,000	491,000

Total		$5,599,000	$5,599,000	$15,006,000	$939,000	$25,745,000	$12,508,000	$14,176,000

(1)	The Local Limited Partnership was identified for sale subsequent to March 31, 2012.

WNC Housing Tax Credit Fund IV, L.P., Series 1

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

	For the year ended December 31, 2011
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Estimated Useful Life (Years)

Baycity Village Apartments, Limited Partnership (1)	$400,000	$(24,000)	30

Evergreen Four Limited Partnership (1)	114,000	(35,000)	27.5

Hidden Valley Limited Partnership	256,000	(10,000)	40

HOI Limited Partnership Of Lenoir	194,000	27,000	40

Laurel Creek Apartments	242,000	65,000	27.5

Madisonville Manor Senior Citizens Complex, Ltd. (1)	146,000	(12,000)	50

Mt. Graham Housing, Ltd. (1)	227,000	(24,000)	27.5

Northside Plaza Apartments, Ltd. (1)	218,000	(9,000)	50

Regency Court Partners	833,000	(4,000)	40

Sandpiper Square, a Limited Partnership (1)	132,000	(4,000)	35

Seneca Falls East Apartments Company II, L.P.	179,000	(18,000)	40

Waterford Place, a Limited Partnership (1)	155,000	(3,000)	40
Yantis Housing, Ltd. (1)	46,000	(54,000)	40

Total	$3,142,000	$(106,000)

(1) The Local Limited Partnership was identified for sale subsequent to March 31, 2012.

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2011

		As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnership	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Alpine Manor, L.P.	Alpine, Texas	$195,000	$195,000	$859,000	$45,000	$1,072,000	$477,000	$640,000

Baycity Village Apartments, Limited Partnership	Baytown, Texas	301,000	301,000	1,274,000	14,000	1,832,000	1,117,000	729,000

Beckwood Manor Seven Limited Partnership	Marianna, Arkansas	307,000	307,000	1,326,000	40,000	1,787,000	1,086,000	741,000

Briscoe Manor Limited Partnership	Galena, Maryland	308,000	308,000	1,417,000	153,000	1,711,000	1,057,000	807,000

Evergreen Four Limited Partnership	Maynard, Arkansas	195,000	195,000	821,000	29,000	1,107,000	676,000	460,000

Fawn Haven Limited Partnership	Manchester, Ohio	167,000	167,000	804,000	23,000	1,114,000	672,000	465,000

Fort Stockton Manor, L.P.	Ft. Stockton, Texas	224,000	224,000	991,000	41,000	1,215,000	489,000	767,000

Hidden Valley Limited Partnership	Gallup, New Mexico	412,000	412,000	1,401,000	115,000	1,989,000	822,000	1,282,000

HOI Limited Partnership Of Lenoir	Lenoir, North Carolina	198,000	198,000	342,000	169,000	1,040,000	549,000	660,000

Indian Creek Limited Partnership	Bucyrus, Ohio	306,000	306,000	1,383,000	67,000	1,747,000	1,026,000	788,000

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

WNC Housing Tax Credit Fund IV, L.P., Series 1

Schedule III

Real Estate Owned by Local Limited Partnerships

 March 31, 2011

	For the year ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Estimated Useful Life (Years)

Alpine Manor, L.P.	$145,000	$(58,000)	40

Baycity Village Apartments, Limited Partnership	361,000	(58,000)	30

Beckwood Manor Seven Limited Partnership	215,000	(32,000)	27.5

Briscoe Manor Limited Partnership	255,000	(19,000)	27.5

Evergreen Four Limited Partnership	114,000	(29,000)	27.5

Fawn Haven Limited Partnership	94,000	(40,000)	27.5

Fort Stockton Manor, L.P.	157,000	(13,000)	40

Hidden Valley Limited Partnership	249,000	(6,000)	40

HOI Limited Partnership Of Lenoir	187,000	17,000	40

Indian Creek Limited Partnership	178,000	(46,000)	27.5

Laurel Creek Apartments	237,000	44,000	27.5

Madisonville Manor Senior Citizens Complex, Ltd.	149,000	1,000	50

Mt. Graham Housing, Ltd.	218,000	(39,000)	27.5

Northside Plaza Apartments, Ltd.	207,000	13,000	50

Pampa Manor, L.P.	125,000	(47,000)	40

Regency Court Partners	832,000	(84,000)	40

Sandpiper Square, a Limited Partnership	126,000	(5,000)	35

Seneca Falls East Apartments Company II, L.P.	182,000	(15,000)	40

Vernon Manor, L.P.	95,000	(21,000)	40

Waterford Place, a Limited Partnership	156,000	(8,000)	40

Yantis Housing, Ltd.	78,000	(23,000)	40

	$4,360,000	$(467,000)

WNC Housing Tax Credit Fund IV, L.P., Series 1

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2010

		As of March 31, 2010		As of December 31, 2009
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnership	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

Alpine Manor, L.P.	Alpine, Texas	$195,000	$195,000	$866,000	$45,000	$1,145,000	$449,000	$741,000

Baycity Village Apartments, Limited Partnership	Baytown, Texas	301,000	301,000	1,321,000	14,000	1,824,000	1,054,000	784,000

Beckwood Manor Seven Limited Partnership	Marianna, Arkansas	307,000	307,000	1,339,000	40,000	1,786,000	1,023,000	803,000

Briscoe Manor Limited Partnership	Galena, Maryland	308,000	308,000	1,427,000	153,000	1,703,000	1,000,000	856,000

Evergreen Four Limited Partnership	Maynard, Arkansas	195,000	195,000	833,000	29,000	1,107,000	636,000	500,000

Fawn Haven Limited Partnership	Manchester, Ohio	167,000	167,000	811,000	23,000	1,069,000	634,000	458,000

Fort Stockton Manor, L.P.	Ft. Stockton, Texas	224,000	224,000	999,000	41,000	1,209,000	458,000	792,000

Hidden Valley Limited Partnership	Gallup, New Mexico	412,000	412,000	1,421,000	115,000	2,031,000	834,000	1,312,000

HOI Limited Partnership Of Lenoir	Lenoir, North Carolina	198,000	198,000	396,000	159,000	1,025,000	532,000	652,000

Indian Creek Limited Partnership	Bucyrus, Ohio	306,000	306,000	1,395,000	67,000	1,730,000	964,000	833,000

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

Date: June 20, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: June 20, 2012

By:	/s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: June 20, 2012

By:	/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: June 20, 2012

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: June 20, 2012

