Form 10-Q
period 2012-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2012-08-13
CIK 913496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended June 30, 2012

2

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2012	March 31, 2012

ASSETS

Cash	$154,731	$103,674
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-
Other assets	48,093	43,305

Total Assets	$202,824	$146,979

LIABILITIES AND PARTNERS' EQUITY ( DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$139,828	$101,181

Total Liabilities	139,828	101,181

Partners’ Equity (Deficit):
General Partner	(72,884)	(73,056)
Limited Partners (10,000 Partnership Units authorized; 10,000 Partnership Units issued and outstanding)	135,880	118,854

Total Partners’ Equity (Deficit)	62,996	45,798

Total Liabilities and Partners’ Equity (Deficit)	$202,824	$146,979

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011
	Three Months	Three Months

Distribution income	$-	$3,185
Reporting fees	30,046	-

Total operating income	30,046	3,185

Operating expenses:
Asset management fees (Note 3)	6,500	10,500
Legal and accounting fees	22,570	30,303
Write off of advances to Local Limited Partnerships	9,000	-
Other	2,006	3,953

Total operating expenses	40,076	44,756

Loss from operations	(10,030)	(41,571)

Gain on sale of Local Limited Partnerships	27,217	-

Interest income	11	6

Net income (loss)	$17,198	$(41,565)

Net income (loss) allocated to:
General Partner	$172	$(416)

Limited Partners	$17,026	$(41,149)

Net income (loss) per Partnership Unit	$2	$(4)

Outstanding weighted Partnership Units	10,000	10,000

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2012
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2012	$(73,056)	$118,854	$45,798

Net income	172	17,026	17,198

Partners’ equity (deficit) at June 30, 2012	$(72,884)	$135,880	$62,996

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011

Cash flows from operating activities:
Net income (loss)	$17,198	$(41,565)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in other assets	(7,571)	(5,200)
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	38,647	(894)
Increase in accrued expenses	-	15,850
Gain on sale of Local Limited Partnerships	(27,217)	-

Net cash provided by (used in) operating activities	21,057	(31,809)

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnerships	30,000	-
Advances to Local Limited Partnerships	(9,000)	-
Write off of advances to Local Limited Partnerships	9,000	-

Net cash provided by investing activities	30,000	-

Net increase (decrease) in cash	51,057	(31,809)

Cash, beginning of period	103,674	74,767

Cash, end of period	$154,731	$42,958

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2012.

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

For the Quarterly Period Ended June 30, 2012

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

For the Quarterly Period Ended June 30, 2012

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2013.

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

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2012.

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

Prior to the quarter ended June 30, 2012, the Partnership sold its Local Limited Partnership Interest in Beckwood Manor Seven, L.P., Alpine Manor, L.P., Briscoe Manor, Fawn Haven, L.P., Fort Stockton Manor, Pampa Manor Apartments, and Vernon Manor Apartments. Each of the Local Limited Partnerships had completed its Compliance Period.

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

On June 30, 2012, the Partnership sold its Local Limited Partnership Interest in Baycity Village Apartments, L.P. (“Baycity”) to an unrelated third party. The buyer offered $30,000 to purchase the Local Limited Partnership Interest. The funds were placed into the Partnership’s reserves and will be used to reimburse the General Partner or an affiliate for operating expenses paid on the Partnership’s behalf. Baycity was appraised for $1,250,000 and had a mortgage note balance of $1,273,999 as of December 31, 2011. The Partnership incurred $2,783 of sales related expenses which were netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance is zero; therefore a gain of $27,217 was recorded during the three months ended June 30, 2012. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of June 30, 2012, the partnership has identified seven Local Limited Partnerships for possible disposition as listed in the table below.  Once the sales are finalized, the partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees.  Any remaining proceeds will be placed in the partnership’s reserves for future operating expenses.  No distributions will be made to the Limited Partners.  The Compliance Period for all Local Limited Partnership has expired so there is no risk of tax credit recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/11	Appraisal Value	Anticipated Date of Sale	Estimated Sales Price	Estimate Sales Related Expenses	Estimated Gain (loss) on Sale
Sandpiper Square Apartments	$887,479	$360,000	September 01, 2012	$20,000	$5,000	$15,000
Mt Graham Apartments	1,316,092	810,000	August 31, 2012	22,000	5,000	17,000
Waterford Place	1,100,250	630,000	August 31, 2012	22,500	2,500	20,000
Yantis Housing	589,909	170,000	September 01, 2012	22,500	8,445	14,055
Evergreen Four	821,336	370,000	August 31, 2012	25,000	1,000	24,000
Madisonville Manor*	856,153	430,000	August 01, 2012	25,000	3,000	22,000
Northside Plaza Apartments*	1,272,646	650,000	August 01, 2012	25,000	3,000	22,000

* See discussion below regarding subsequent sale.

Subsequent to the quarter ended June 30, 2012, the Partnership sold its Local Limited Partnership Interest in Madisonville Manor, L.P. (“Madisonville”) to an unrelated third party. Madisonville was appraised with a value of $430,000. The outstanding mortgage as of December 31, 2011 was approximately $856,153. The Local Limited Partnership Interest was sold for $25,000 which was paid to the Partnership. The Partnership has incurred $3,000 in sales related expenses which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance is zero; therefore a gain of $22,000 will be recorded during the respective period. The funds will be placed into the Partnerships reserves and will be used to pay accrued asset management fees. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.

Subsequent to the quarter ended June 30, 2012, the Partnership sold its Local Limited Partnership Interest in Northside Plaza Apartments, L.P. (“Northside Plaza”) to an unrelated third party. Northside Plaza was appraised with a value of $650,000. The outstanding mortgage as of December 31, 2011 was approximately $1,272,646. The Local Limited Partnership Interest was sold for $25,000 which was paid to the Partnership. The Partnership has incurred $3,000 in sales related expenses which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance is zero; therefore a gain of $22,000 will be recorded during the respective period. The funds will be placed into the Partnerships reserves and will be used to pay accrued asset management fees. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.

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

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2012 and 2011 has been recorded by the Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2012 and March 31, 2012, the Partnership had no cash equivalents.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2012 and March 31, 2012, the Partnership had acquired limited partnership interests in 12 and 13 Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate of 469 of 531 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2012 and 2011 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011

Revenues	$718,000	$1,150,000

Expenses:
Interest expense	107,000	192,000
Depreciation and amortization	175,000	272,000
Operating expenses	447,000	803,000
Total expenses	729,000	1,267,000

Net loss	$(11,000)	$(117,000)
Net loss allocable to the Partnership	$(10,000)	$(115,000)
Net loss recorded by the Partnership	$-	$-

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

Troubled Housing Complexes

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing Complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the limited Partnerships, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $6,500 and $10,500 were incurred during the three months ended June 30, 2012 and 2011, respectively. No payments were made during the three months ended June 30, 2012 and 2011.

(b)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0 and $35,000 during the three months ended June 30, 2012 and 2011, respectively.

(c)	A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership interest. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 16% through December 31, 2004 and 6 % thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2012	March 31, 2012

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$45,419	$13,272
Asset management fee payable	94,409	87,909

Total	$139,828	$101,181

The General Partner and affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 4 – SUBSEQUENT EVENTS

Subsequent to the quarter ended June 30, 2012, the Partnership sold its Local Limited Partnership Interest in Madisonville Manor, L.P. (“Madisonville”) to an unrelated third party. Madisonville was appraised with a value of $430,000. The outstanding mortgage as of December 31, 2011 was approximately $856,153. The Local Limited Partnership Interest was sold for $25,000 which was paid to the Partnership. The Partnership has incurred $3,000 in sales related expenses which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance is zero; therefore a gain of $22,000 will be recorded during the respective period. The funds will be placed into the Partnerships reserves and will be used to pay accrued asset management fees. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.

Subsequent to the quarter ended June 30, 2012, the Partnership sold its Local Limited Partnership Interest in Northside Plaza Apartments, L.P. (“Northside Plaza”) to an unrelated third party. Northside Plaza was appraised with a value of $650,000. The outstanding mortgage as of December 31, 2011 was approximately $1,272,646. The Local Limited Partnership Interest was sold for $25,000 which was paid to the Partnership. The Partnership has incurred $3,000 in sales related expenses which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance is zero; therefore a gain of $22,000 will be recorded during the respective period. The funds will be placed into the Partnerships reserves and will be used to pay accrued asset management fees. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2012 and 2011, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2012 consisted of $155,000 in cash and other assets of $48,000. Liabilities at June 30, 2012 consisted of $140,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011. The Partnership’s net income for the three months ended June 30, 2012 was $17,000, reflecting an increase of $59,000 from the $(42,000) net loss for the three months ended June 30, 2011. The change is primarily due to a $27,000 gain on sale of Local Limited Partnerships recorded during the three months ended June 30, 2012 compared to no gain recorded during the three months ended June 30, 2011. One Local Limited Partnership was sold for a gain during the three months ended June 30, 2012 while no Local Limited Partnerships were sold during the three months ended June 30, 2011. In addition, the legal and accounting expenses decreased by $8,000 for the three months ended June 30, 2012 due to the timing of the accounting work performed. The asset management fees decreased by $4,000 for the three months ended June 30, 2012 due to the fact that the fees are calculated based on the value of the invested assets, which decreased due to the sale of the Local Limited Partnership Interests. The write off of advances to Local Limited Partnerships increased by $(9,000) during the three months ended June 30, 2012. The advances and write offs vary from period to period based on the needs of the Local Limited Partnerships. For the three months ended June 30, 2012, there was also a $30,000 increase in reporting fees, which was partially offset by a $(3,000) decrease in distribution income. Reporting fees and distribution income fluctuate each period due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Liquidity and Capital Resources

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011. The net increase in cash during the three months ended June 30, 2012 was $51,000 compared to a $(32,000) decrease in cash for the three months ended June 30, 2011. The change is primarily due to the fact that during the three months ended June 30, 2012 the partnership received $30,000 from the disposition of Local Limited Partnership Interests compared to no proceeds received during the three months ended June 30, 2011. The Partnership reimbursed $(35,000) of operating advances to the General Partner or an affiliate during the three months ended June 30, 2011 compared to no such reimbursements during the three months ended June 30, 2012. During the three months ended June 30, 2012 the Partnership received $30,000 more in reporting fees, which was partially offset by a decrease of $(3,000) received of distribution income as discussed above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

During the three months ended June 30, 2012, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $(39,000). The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2012, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2013.

Recent Accounting Changes

In June 2009, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership's condensed financial statements.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5	Other Information

NONE

Item 6	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2012 and March 31, 2012, (ii) the Condensed Statements of Operations for the three-month periods ended June 30, 2012 and June 30, 2011, (iii) the Condensed Statements of Cash Flows for the three months ended June 30, 2012 and June 30, 2011 and (iv) the Notes to Condensed Financial Statements.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

By:	WNC Tax Credit Partners IV, L.P.	General Partner

By:	WNC & ASSOCIATES, INC.	General Partner of WNC Tax Credit Partners IV, L.P.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:	August 10, 2012

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:	August 10, 2012

