Form 10-Q
period 2012-09-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2012-11-13
CIK 913496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of September 30, 2012 and March 31, 2012	F-1

	Condensed Statements of Operations
	For the Three and Six Months Ended September 30, 2012 and 2011	F-2

	Condensed Statement of Partners’ Equity (Deficit)
	For the Six Months Ended September 30, 2012	F-3

	Condensed Statements of Cash Flows
	For the Six Months Ended September 30, 2012 and 2011	F-4

	Notes to Condensed Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	6

Item 4.	Controls and Procedures	6

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	6

Item 1A.	Risk Factors	6

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 3.	Defaults Upon Senior Securities	6

Item 4.	Mine Safety Disclosures	7

Item 5.	Other Information	7

Item 6.	Exhibits	7

Signatures		8

2

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2012	March 31, 2012

ASSETS

Cash	$61,837	$103,674
Investments in Local Limited Partnerships, net (Note 2 and 3)	-	-
Prepaid asset management fees	12,000	-
Other assets	37,722	43,305

Total Assets	$111,559	$146,979

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$13,977	$101,181
Total Liabilities	13,977	101,181

Partners’ Equity (Deficit):
General Partner	(72,538)	(73,056)
Limited Partners (10,000 Partnership Units authorized; 10,000 Partnership Units issued and outstanding)	170,120	118,854

Total Partners’ Equity (Deficit)	97,582	45,798

Total Liabilities and Partners’ Equity (Deficit)	$111,559	$146,979

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2012 and 2011

(Unaudited)

	2012		2011
	Three Months	Six Months	Three Months	Six Months

Distribution income	$-	$-	$16,053	$19,238
Reporting fees	-	30,046	-	-

Total operating income	-	30,046	16,053	19,238

Operating expenses:
Asset management fees (Note 3)	5,000	11,500	9,500	20,000
Legal and accounting fees	1,740	24,310	5,421	35,724
Proxy expenses	-	-	3,350	3,350
Write off advances to Local Limited Partnerships	3,256	12,256	-	-
Professional services	15,993	16,663	6,904	7,321
Write off of other assets	8,055	8,055	-	-
Other	1,289	2,625	714	4,250

Total operating expenses	35,333	75,409	25,889	70,645

Loss from operations	(35,333)	(45,363)	(9,836)	(51,407)

Gain on sale of Local Limited Partnerships (Note 2)	69,910	97,127	76,592	76,592

Interest income	9	20	3	9

Net income	$34,586	$51,784	$66,759	$25,194

Net income allocated to:
General Partner	$346	$518	$668	$252

Limited Partners	$34,240	$51,266	$66,091	$24,942

Net income per Partnership Unit	$3	$5	$6	$2

Outstanding weighted Partnership Units	10,000	10,000	10,000	10,000

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2012

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2012	$(73,056)	$118,854	$45,798

Net income	518	51,266	51,784

Partners’ equity (deficit) at September 30, 2012	$(72,538)	$170,120	$97,582

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2012 and 2011

(Unaudited)

	2012	2011

Cash flows from operating activities:
Net income	$51,784	$25,194
Adjustments to reconcile net income to net cash used in operating activities:
(Increase) decrease in other assets	5,583	(25,400)
Increase in prepaid asset management fees	(12,000)	-
Gain on sale of Local Limited Partnerships	(97,127)	(76,592)
Decrease in accrued fees and expenses due to
General Partner and affiliates	(87,204)	(59,309)

Net cash used in operating activities	(138,964)	(136,107)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	97,127	76,592
Advances to Local Limited Partnerships	(12,256)	-
Write off advances to Local Limited Partnerships	12,256	-

Net cash provided by investing activities	97,127	76,592

Net decrease in cash	(41,837)	(59,515)

Cash, beginning of period	103,674	74,767

Cash, end of period	$61,837	$15,252

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2012.

Organization

WNC Housing Tax Credit Fund IV, L.P., Series 1 (the “Partnership”) is a California Limited Partnership formed under the laws of the State of California on May 4, 1993 and commenced operations on October 20, 1993. The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

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

For the Quarterly Period Ended September 30, 2012

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

For the Quarterly Period Ended September 30, 2012

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. All of the Housing Complexes have completed their 15-year Compliance Period.

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

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General

Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2012.

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

As of March 31, 2012, the Partnership sold its Local Limited Partnership Interest in Beckwood Manor Seven, L.P., Alpine Manor, L.P., Briscoe Manor, Fawn Haven, L.P., Fort Stockton Manor, Pampa Manor Apartments, and Vernon Manor Apartments. Each of the Local Limited Partnerships had completed its Compliance Period.

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

During the six months ended September 30, 2012, the Partnership sold the following five Local Limited Partnerships for disposition as listed in the table below. The Compliance Period for all Local Limited Partnerships has expired so there is no risk of tax credit recapture to the investors in the Partnership. No cash distributions will be made to the Limited Partners as a result of these sales.

Local Limited Partnership	Mortgage Debt	Appraised Value	Sales Price	Date of Sale	Actual Appraisal Expense	Actual Legal Expense	Gain on Sale to the Partnership

Baycity Village Apartments L.P.	$1,273,999	$1,250,000	$30,000	June 30, 2012	$2,300	$573	$27,127
Madisonville Manor L.P.	856,153	430,000	25,000	August 01, 2012	1,650	450	22,900
Northside Plaza Apartments L.P.	1,272,646	650,000	25,000	August 01, 2012	2,100	450	22,450
Evergreen Four, L.P	821,336	370,000	21,953	August 31, 2012	2,850	453	18,650
Waterford Place L.P	1,100,250	630,000	8,953	August 31, 2012	2,500	453	6,000

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table represents the anticipated use of the cash proceeds from the disposition of the five Local Limited Partnerships.

Local Limited Partnership	Sales Price	Reimbursement of WNC or affiliates	Payment of accrued asset management fees	Cash to remain in reserves for future expenses

Baycity Village Apartments L.P.	$30,000	$-	$26,000	$4,000
Madisonville Manor L.P.	25,000	-	22,000	3,000
Northside Plaza Apartments L.P.	25,000	-	22,000	3,000
Evergreen Four, L.P	21,953	21,953	-	-
Waterford Place L.P	8,953	5,044	3,909	-

The following table reflects the 4 Local Limited Partnership Interests identified for possible disposition as of September 30, 2012:

Local Limited Partnership	Debt at 12/31/11	Appraisal Value	Anticipated Date of Sale	Estimated Sales Price	Estimated Sales Related Expenses	Estimated Gain (Loss) on Sale
Sandpiper Square Apartments	$887,479	$465,000		$20,000	$5,000	$15,000
Mt Graham Housing, Ltd	1,316,092	1,035,000		22,000	5,000	17,000
Yantis Housing	586,207	180,000	December 31, 2012	22,500	8,445	14,055
Hidden Valley	1,401,554	900,000	December 31, 2012	33,224	23,326	9,898

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

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2012 and 2011 has been recorded by the Partnership. Management’s estimate for the three and six month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership’s interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership’s exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

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

For the Quarterly Period Ended September 30, 2012

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2012 and March 31, 2012, the Partnership had no cash equivalents.

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

Reclassifications

Certain reclassifications have been made to the 2011 condensed financial statements to be consistent with the 2012 presentation.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2012 and March 31, 2012, the Partnership had acquired limited partnership interests in 8 and 13 Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate of 333 and 531 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2012 and 2011 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011

Revenues	$1,274,000	$2,221,000

Expenses
Interest expense	193,000	364,000
Depreciation and amortization	313,000	518,000
Operating expenses	774,000	1,551,000
Total expenses	1,280,000	2,433,000

Net loss	$(6,000)	$(212,000)
Net loss allocable to the Partnership	$(6,000)	$(209,000)
Net loss recorded by the Partnership	$-	$-

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership’s investments in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

Due to the outstanding issues from the inspection, the State Housing Agency is requesting management of Yantis to attend an informal conference. The State Housing Agency is considering implementing administrative penalties for violations of the United Productions and Service Company (UPCS) local safety and building codes. To date, Shelter Resource Corporation has funded approximately $29,909 of property updates. As of the date of this report, the property is assigned to the Structured Asset Group so the situation can be closely monitored.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the limited Partnerships, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $11,500 and $20,000 were incurred during the six months ended September 30, 2012 and 2011, respectively. The Partnership paid the General Partner and or its affiliates $111,409 and $20,000 of those fees during each of the six months ended September 30, 2012 and 2011, respectively.

(b)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $59,144 and $137,944 during the six months ended September 30, 2012 and 2011, respectively.

(c)	A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership interest. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 16% through December 31, 2004 and 6 % thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2012	March 31, 2012

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$13,977	$13,272
Asset management fee payable	-	87,909

Total	$13,977	$101,181

The General Partner and affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2012 and 2011, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2012 consisted of $62,000 in cash, $12,000 in prepaid asset management fees and other assets of $38,000. Liabilities at September 30, 2012 consisted of $14,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011. The Partnership’s net income for the three months ended September 30, 2012 was $35,000, reflecting a decrease of $(32,000) from the $67,000 net income for the three months ended September 30, 2011. The decrease in income was partially due to a $(7,000) decrease in gain on sale of Local Limited Partnerships for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The gain on sale of Local Limited Partnerships will vary from period to period depending on the values and sales prices of the Housing Complexes that have been identified for disposition and the closing dates of such transactions. Legal and accounting fees decreased by $4,000 for the three months ended September 30, 2012 due to the timing of the accounting work performed. Proxy expenses decreased by $3,000 for the three months ended September 30, 2012 due to the timing of the preparation work performed. Professional services increased by $(9,000) due to the timing of the consulting work performed. The asset management fees decreased by $4,000 for the three months ended September 30, 2012 due to the fact that the fees are calculated based on the value of the invested assets, which decreased due to the sale of the Local Limited Partnership Interests. The write off of advances to Local Limited Partnership increased by $(3,000) during the three months ended September 30, 2012. The advances and write offs vary from period to period based on the needs of the Local Limited Partnerships. The write off of other assets increased by $(8,000) during the three months ended September 30, 2012. Capitalized costs from the potential disposition of Local Limited Partnership were expensed due to the length of time it has taken to dispose of the properties. During the three months ended September 30, 2012 the Partnership received $(16,000) less of distribution income. Distribution income fluctuates from year to year due to the fact that Local Limited Partnerships pay distributions to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2012 Compared to the Six Months Ended September 30, 2011. The Partnership’s net income for the six months ended September 30, 2012 was $52,000, reflecting an increase of $27,000 from the $25,000 net income for the six months ended September 30, 2011. The increase in income was partially due to a $21,000 increase in gain on sale of Local Limited Partnerships for the six months ended September 30, 2012 compared to the six months ended September 30, 2011. The gain on sale of Local Limited Partnerships will vary from period to period depending on the values and sales prices of the Housing Complexes that have been identified for disposition and the closing dates of such transactions. Legal and accounting fees decreased by $11,000 for the six months ended September 30, 2012 due to the timing of the accounting work performed. Proxy expenses decreased by $3,000 for the six months ended September 30, 2012 due to the timing of the preparation work performed. Professional services increased by $(9,000) due to the timing of the accounting work performed. The asset management fees decreased by $9,000 for the six months ended September 30, 2012 due to the fact that the fees are calculated based on the value of the invest assets, which decreased due to the sale of the Local Limited Partnership Interests. The write off of advances to Local Limited Partnership increased by $(12,000) during the six months ended September 30, 2012. The advances and write offs vary from period to period based on the needs of the Local Limited Partnerships. There was an $(8,000) increase in write off of other assets for the six months ended September 30, 2012. The write off of other assets take place after one year of service passes. Capitalized costs from the potential disposition of Local Limited Partnership were expensed due to the length of time it has taken to dispose of the properties. During the six months ended September 30, 2012 the Partnership received $11,000 more in total operating income. Reporting fees and distribution income fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Liquidity and Capital Resources

Six Months Ended September 30, 2012 Compared to Six Months Ended September 30, 2011. The net decrease in cash during the six months ended September 30, 2012 was $(42,000) compared to a $(60,000) decrease in cash for the six months ended September 30, 2011. The change was primarily due to the $97,000 received from the disposition of Local Limited Partnership interests during the six months ended September 30, 2012 compared to $77,000 received during the six months ended September 30, 2011. During the six months ended September 30, 2012 the Partnership reimbursed $(59,000) of operating advances to the General Partner or an affiliate compared to $(138,000) reimbursed during the six months ended September 30, 2011. Additionally, during the six months ended September 30, 2012 the Partnership paid $(111,000) in accrued asset management fees compared to $(20,000) during the six months ended September 30, 2011. Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fees and operating expenses reimbursements will be paid to the General Partner or an affiliates. The Partnership advanced $(12,000) to a Local Limited Partnership during the six months ended September 30, 2012 compared to no such advances during the six months ended September 30, 2011. The advances vary from period to period based on the needs of the Local Limited Partnerships. During the six months ended September 30, 2012 the Partnership received $30,000 more in reporting fees, which was partially offset by a decrease of $(19,000) in distribution income. Both reporting fees and distribution income are paid to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

During the six months ended September 30, 2012, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner decreased by $99,204. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Recent Accounting Changes

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment was effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership’s condensed financial statements.

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

Due to the outstanding issues from the inspection, the State Housing Agency is requesting management of Yantis to attend an informal conference. The State Housing Agency is considering implementing administrative penalties for violations of the United Productions and Service Company (UPCS) local safety and building codes. To date, Shelter Resource Corporation has funded approximately $29,909 for property updates. As of the date of this report, the property is assigned to the Structured Asset Group so the situation can be closely monitored.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5	Other Information

NONE

Item 6.	Exhibits

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.3	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.4	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2012 and March 31, 2012, (ii) the Condensed Statements of Operations for the three and six-month periods ended September 30, 2012 and September 30, 2011, (iii) the Condensed Statements of Cash Flows for the six months ended September 30, 2012 and September 30, 2011 and (iv) the Notes to Condensed Financial Statements.

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

Date: November 13, 2012

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 13, 2012

