Form 10-Q
period 2012-12-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2013-02-13
CIK 913496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended December 31, 2012

2

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2012	March 31, 2012

ASSETS

Cash	$67,689	$103,674
Investments in Local Limited Partnerships, net (Note 2 and 3)	-	-
Prepaid asset management fees	5,125	-
Prepaid expenses	21,973	-
Other assets	19,064	43,305

Total Assets	$113,851	$146,979

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$-	$101,181
Total Liabilities	-	101,181

Partners’ Equity (Deficit):
General Partner	(72,375)	(73,056)
Limited Partners (10,000 Partnership Units authorized; 10,000 Partnership Units issued and outstanding)	186,226	118,854

Total Partners’ Equity (Deficit)	113,851	45,798

Total Liabilities and Partners’ Equity (Deficit)	$113,851	$146,979

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2012 and 2011

(Unaudited)

	2012		2011
	Three Months	Nine Months	Three Months	Nine Months

Distribution income	$-	$-	$-	$19,238
Reporting fees	-	30,046	-	-

Total operating income	-	30,046	-	19,238

Operating expenses:
Asset management fees (Note 3)	6,875	18,375	7,167	27,167
Legal and accounting fees	3,515	27,825	187	35,911
Proxy expenses	-	-	-	3,350
Write off of advances to Local Limited Partnerships	-	12,256	31,294	31,294
Professional services	707	17,370	-	-
Write off of other assets	13,550	21,605	-	-
Other	529	3,154	1,389	12,960

Total operating expenses	25,176	100,585	40,037	110,682

Loss from operations	(25,176)	(70,539)	(40,037)	(91,444)

Gain on sale of Local Limited Partnerships (Note 2)	41,440	138,567	313,426	390,018

Interest income	5	25	13	22

Net income	$16,269	$68,053	$273,402	$298,596

Net income allocated to:
General Partner	$163	$681	$2,734	$2,986

Limited Partners	$16,106	$67,372	$270,668	$295,610

Net income per Partnership Unit	$2	$7	$27	$30

Outstanding weighted Partnership Units	10,000	10,000	10,000	10,000

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2012
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2012	$(73,056)	$118,854	$45,798

Net income	681	67,372	68,053

Partners’ equity (deficit) at December 31, 2012	$(72,375)	$186,226	$113,851

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2012 and 2011

(Unaudited)

	2012	2011

Cash flows from operating activities:
Net income	$68,053	$298,596
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of Local Limited Partnerships	(138,567)	(390,018)
(Increase) decrease in other assets	24,241	(67,062)
Increase in prepaid asset management fees	(5,125)
Increase in prepaid expenses	(21,973)	-
Increase in accrued expenses	-	3,580
Decrease in accrued fees and expenses due to General Partner and affiliates	(101,181)	(184,358)

Net cash used in operating activities	(174,552)	(339,262)

Cash flows from investing activities:
Advances to Local Limited Partnerships	(12,256)	(31,294)
Write off of advances to Local Limited Partnerships	12,256	31,294
Net proceeds from sale of Local Limited Partnerships	138,567	417,874

Net cash provided by investing activities	138,567	417,874

Net increase (decrease) in cash	(35,985)	78,612

Cash, beginning of period	103,674	74,767

Cash, end of period	$67,689	$153,379

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
General Partner equity balance was increased and accrued fees and expenses due to General Partner and affiliates was decreased as a result of forgiveness of debt by the General Partner.	$-	$26,655

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2012
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2012.

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

For the Quarterly Period Ended December 31, 2012
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

For the Quarterly Period Ended December 31, 2012
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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General

Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2012.

Upon management of the Partnership identifying a Local Limited Partnership for disposition, costs incurred by the Partnership in preparation for the disposition are deferred. Upon the sale of the Local Limited Partnership interest, the Partnership nets the costs that had been deferred against the proceeds from the sale in determining the gain or loss on sale of the Local Limited Partnership. Deferred disposition costs are included in other assets on the condensed balance sheets.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2012
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

During the nine months ended December 31, 2012, the Partnership sold the following six Local Limited Partnerships as listed in the table below. The Compliance Period for all Local Limited Partnerships has expired so there is no risk of tax credit recapture to the investors in the Partnership. No cash distributions will be made to the Limited Partners as a result of these sales.

Local Limited Partnership	Mortgage Debt	Appraised Value	Sales Proceeds	Date of Sale	Actual Appraisal Expense	Actual Legal Expense	Gain on Sale to the Partnership

Baycity Village Apartments L.P.	$1,273,999	$1,250,000	$30,000	June 30, 2012	$2,300	$573	$27,127
Madisonville Manor L.P.	856,153	430,000	25,000	August 01, 2012	1,650	450	22,900
Northside Plaza Apartments L.P.	1,272,646	650,000	25,000	August 01, 2012	2,100	450	22,450
Evergreen Four, L.P	821,336	370,000	21,953	August 31, 2012	2,850	453	18,650
Waterford Place L.P	1,100,250	630,000	8,953	August 31, 2012	2,500	453	6,000
Hidden Valley L.P	1,401,554	900,000	50,000	December 21, 2012	6,200	2,360	41,440

The following table represents the anticipated use of the cash proceeds from the disposition of the six Local Limited Partnerships.

Local Limited Partnership	Sales Proceeds	Reimbursement of WNC or affiliates	Payment of accrued asset management fees	Cash to remain in reserves for future expenses	Reimbursement to former GP

Baycity Village Apartments L.P.	$30,000	$-	$26,000	$4,000	$-
Madisonville Manor L.P.	25,000	-	22,000	3,000	-
Northside Plaza Apartments L.P.	25,000	-	22,000	3,000	-
Evergreen Four, L.P	21,953	21,953	-	-	-
Waterford Place L.P	8,953	5,044	3,909	-	-
Hidden Valley L.P	50,000	21,972	-	3,028	25,000

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2012
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table reflects the Local Limited Partnership Interests identified for potential disposition as of December 31 2012:

Local Limited Partnership	Debt at 12/31/11	Appraisal Value	Estimated Sales Price	Estimated Sales Related Expenses	Estimated Gain (Loss) on sale
Sandpiper Square Apartments	$887,479	$465,000	$20,000	$5,000	$15,000
Mt Graham Housing, Ltd	1,316,092	1,035,000	22,000	5,000	17,000
Yantis Housing	586,207	180,000	22,500	8,445	14,055

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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2012 and 2011 has been recorded by the Partnership. Management’s estimate for the three and nine month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2012
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2012 and March 31, 2012, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2009 remain open.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2012
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2012 and March 31, 2012, the Partnership had acquired limited partnership interests in 7 and 13 Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate of 293 and 531 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the nine months ended December 31, 2012 and 2011 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2012	2011

Revenues	$1,765,000	$2,736,000

Expenses
Interest expense	273,000	438,000
Depreciation and amortization	434,000	639,000
Operating expenses	1,057,000	1,889,000
Total expenses	1,764,000	2, 966,000

Net income (loss)	$1,000	$(230,000)
Net income (loss) allocable to the Partnership	$1,000	$(227,000)
Net income (loss) recorded by the Partnership	$-	$-

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

Prior to the changes in management, Yantis received physical inspections from the State Housing Agency. As of the date of this report, some of the issues noted in the inspection have not been addressed. As of December 31, 2011 the replacement reserve balance was $5,812.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2012
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Due to the outstanding issues from the inspection, the State Housing Agency is requesting management of Yantis to attend an informal conference. The State Housing Agency is considering implementing administrative penalties for violations of the United Productions and Service Company (UPCS) local safety and building codes. To date, Shelter

Resource Corporation has funded approximately $38,910 for property updates. As of the date of this report, the property is assigned to the Structured Asset Group so the situation can be closely monitored.

As of the date of this report, local counsel is working to reinstate the Local Limited Partnership. Once these actions have been properly implemented the Partnership will proceed with selling its portion of interest in the Local Limited Partnership. Presently, no sales date has been established.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)	An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the limited Partnerships, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $18,375 and $27,167 were incurred during the nine months ended December 31, 2012 and 2011, respectively. The Partnership paid the General Partner and or its affiliates $111,409 and $205,133 of those fees during each of the nine months ended December 31, 2012 and 2011. During the nine months ended December 31, 2012, the Partnership overpaid its asset management fees by $5,125, which is included as prepaid management fees on the condensed balance sheets.

(b)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $103,296 and $148,749 during the nine months ended December 31, 2012 and 2011, respectively. During the nine months ended December 31, 2012, the Partnership overpaid the reimbursements by $21,973, which is included as prepaid expenses on the condensed balance sheets.

(c)	A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership interest. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 16% through December 31, 2004 and 6 % thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2012	March 31, 2012

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$-	$13,272
Asset management fee payable	-	87,909

Total	$-	$101,181

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2012 and 2011, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2012 consisted of $68,000 in cash, $5,000 in prepaid asset management fees, $22,000 in prepaid expenses and $19,000 in other assets.

Results of Operations

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011. The Partnership’s net income for the three months ended December 31, 2012 was $16,000 reflecting a decrease of $(257,000) from the $273,000 net income for the three months ended December 31, 2011. The decrease in net income was partially due to a $(272,000) decrease in gain on sale of Local Limited Partnerships for the three months ended December 31, 2012 compared to the three months ended December 31, 2011. The gain on sale of Local Limited Partnerships will vary from period to period depending on the values and sales prices of the Housing Complexes that have been identified for disposition and the closing dates of such transactions. Legal and accounting fees increased by $(3,000) for the three months ended December 31, 2012, due to the timing of the accounting work performed. Professional services increased by $(1,000) due to the timing of the consulting work performed. Write off of advances to Local Limited Partnerships decreased by $31,000 for the three months ended December 31, 2012. The advances and write offs vary from period to period based on the needs of the Local Limited Partnership. The write off of other assets increased by $(14,000) during the three months ended December 31, 2012. Capitalized costs from the potential disposition of Local Limited Partnership were expensed due to the length of time it has taken to dispose of the properties.

Nine Months Ended December 31, 2012 Compared to the Nine Months Ended December 31, 2011. The Partnership’s net income for the nine months ended December 31, 2012 was $68,000, reflecting a decrease of $(231,000) from the $299,000 net increase for the nine months ended December 31, 2011. The decrease in income was due to a $(251,000) decrease in gain on sale of Local Limited Partnerships for the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011. The gain on sale of Local Limited Partnerships will vary from period to period depending on the values and sales prices of the Housing Complexes that have been identified for disposition and the closing dates of such transactions. Legal and accounting fees decreased by $8,000 for the nine months ended December 31, 2012 due to the timing of the accounting work performed. Proxy expenses decreased by $3,000 for the nine months ended December 31, 2012 due to the timing of the preparation work performed. The asset management

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

fees decreased by $9,000 for the nine months ended December 31, 2012 due to the fact that the fees are calculated based on the value of the invest assets, which decreased due to the sales of the Local Limited Partnership Interests. The write off of advances to Local Limited Partnership decreased by $19,000 during the nine months ended December 31, 2012. The advances and write offs vary from period to period based on the needs of the Local Limited Partnership. There was a $(22,000) increase in write off of other assets for the nine months ended December 31, 2012. The write off of other assets take place after a year of service has passes. During the nine months ended December 31, 2012 the Partnership received $11,000 more in total operating income. Reporting fees and distribution income fluctuate from year to year due to the fact that the Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Liquidity and Capital Resources

Nine Months Ended December 31, 2012 Compared to Nine Months Ended December 31, 2011. The net decrease in cash during the nine months ended December 31, 2012 was $(36,000) compared to a $79,000 increase in cash for the nine months ended December 31, 2011. The change was partially due to the $139,000 received from the disposition of Local Limited Partnership interests during the nine months ended December 31, 2012 compared to $418,000 received during the nine months ended December 31, 2011. During the nine months ended December 31, 2012 the Partnership reimbursed $(103,000) of operating expenses paid on its behalf to the General Partner or and affiliate compared to $(149,000) reimbursed during the nine months ended December 31, 2011. Additionally, during the nine months ended December 31, 2012 the Partnership paid $(111,000) in accrued asset management fees compared to $(205,000) during the nine months ended December 31, 2011. Each quarter the Partnership evaluates the cash position and determines how much accrued asset management fees and operating expenses reimbursements will be paid to the General Partner or an affiliate. The Partnership advanced $(12,000) to a Local Limited Partnership during the nine months ended December 31, 2012 compared to $(31,000) advanced during the nine months ended December 31, 2011. The advances vary from period to period based on the needs of the Local Limited Partnerships. During the nine months ended December 31, 2012 the Partnership received $11,000 more in total operating income as discussed above.

During the nine months ended December 31, 2012, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner decreased by $101,000.

Recent Accounting Changes

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2011 did not have a material effect on the Partnership’s financial statements.

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

Prior to the changes in management, Yantis received physical inspections from the State Housing Agency. As of the date of this report, some of the issues noted in the inspection have not been addressed. As of December 31, 2011 the replacement reserve balance was $5,812.

Due to the outstanding issues from the inspection, the State Housing Agency is requesting management of Yantis to attend an informal conference. The State Housing Agency is considering implementing administrative penalties for violations of the United Productions and Service Company (UPCS) local safety and building codes. To date, Shelter Resource Corporation has funded approximately $38,910 for property updates. As of the date of this report, the property is assigned to the Structured Asset Group so the situation can be closely monitored.

As of the date of this report, local counsel is working to reinstate the Local Limited Partnership. Once these actions have been properly implemented the Partnership will proceed with selling its portion of interest in the Local Limited Partnership. Presently, no sales date has been established.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2012 and March 31, 2012, (ii) the Condensed Statements of Operations for the three-month and nine-month periods ended December 31, 2012 and December 31, 2011, (iii) the Condensed Statements of Cash Flows for the nine months ended December 31, 2012 and December 31, 2011 and (iv) the Notes to Condensed Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

Signature

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

Date: February 13, 2013

By:	/s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 13, 2013

