Form 10-K
period 2013-03-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2013-06-07
CIK 913496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

UNITS OF LIMITED PARTNERSHIP INTEREST

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Pursuant to a registration statement filed with the Securities and Exchange Commission on October 20, 1993, the Partnership commenced a public offering of 10,000 Units of Limited Partnership Interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. As of the close of the public offering on July 19, 1994 a total of 10,000 Partnership Units representing $10,000,000 had been sold. Holders of Partnership Units are referred to herein as “Limited Partners”. As of March 31, 2013, a total of 9,962 Partnership Units remains outstanding.

The Partnership shall continue in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the Partnership Agreement (as defined below) or law.

Description of Business

The Partnership’s principal business objective is to provide its Limited Partners with Low Income Housing Tax Credits. The Partnership’s principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a Housing Complex which will qualify for the Low Income Housing Tax Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. Each Housing Complex is subject to a 15-year compliance period (the “Compliance Period”), and under state law may have to be maintained as low income housing for 30 or more years.

As a consequence of the provisions of tax law in effect for dispositions of buildings prior to August 2008, in order to avoid recapture of Low Income Housing Credits, the Partnership expected that it would not dispose of its interests in Local Limited Partnerships (“Local Limited Partnership Interests”) or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. That provision of law was amended in 2008 (i) to provide that there would be no recapture on sale of a Low Income Housing Tax Credit building during the Compliance Period if it were reasonable to expect at the time of sale that the building would continue to be operated as qualified low income housing (see “Exit Strategy” below) and (ii) to eliminate the possibility of posting a bond against potential recapture. The Partnership is not seeking to sell its Local Limited Partnership Interests. And, because of (i) the nature of the Housing Complexes and the Local Limited Partnership Interests, (ii) the difficulty of predicting the resale market for low-income housing, (iii) the current economy, and (iv) the ability of lenders to disapprove of transfer, it is not possible at this time to predict when the liquidation of the Partnership’s assets and the disposition of the proceeds, if any, in accordance with the Partnership’s Agreement of Limited Partnership dated May 4, 1993 (the “Partnership Agreement”), would occur. Furthermore, the recent codification of the economic substance doctrine as part of 2010 legislation has created some uncertainty about the deductibility of losses from low income housing that is not generating Low Income Housing Tax Credits, and this could have an adverse effect on the resale market for Housing Complexes and Local Limited Partnership Interests. Until a Local Limited Partnership Interest or the related Housing Complex is sold, it is anticipated that the Local General Partner would continue to operate such Housing Complex. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the ten-year credit delivery period and/or the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Tax Credits.

The Partnership invested in twenty one Local Limited Partnerships, sixteen of which have been sold or otherwise disposed of as of March 31, 2013. Each of these Local Limited Partnerships owns a single Housing Complex that was eligible for the Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs have completed their Compliance Periods.

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. All remaining Local Limited Partnerships have completed their 15-year Compliance Periods.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2013.

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

The following table reflects the 8 Local Limited Partnership Interests that were sold during the year ended March 31, 2013. The Compliance Period for all Local Limited Partnerships has expired so there is no risk of tax credit recapture to the investors in the Partnership. No cash distributions will be made to the Limited Partners as a result of these sales.

Local Limited Partnership	Mortgage Debt	Appraised Value	Sales Proceeds	Date of Sale	Sales Related Expenses	Reimbursement To Former GP	Gain on Sale to the Partnership

Baycity Village Apartments L.P.	$1,273,999	$1,250,000	$30,000	June 30, 2012	$2,873	-	$27,127
Madisonville Manor L.P.	856,153	430,000	25,000	August 01, 2012	2,100	-	22,900
Northside Plaza Apartments L.P.	1,272,646	650,000	25,000	August 01, 2012	2,550	-	22,450
Evergreen Four, L.P	821,336	370,000	21,953	August 31, 2012	3,303	-	18,650
Waterford Place L.P	1,100,250	630,000	8,953	August 31, 2012	2,953	-	6,000
Hidden Valley L.P	1,401,554	900,000	50,000	December 21, 2012	11,075	25,000	13,925
Seneca Falls East Apartment Company II, L.P.	842,487	485,000	20,001	March 31, 2013	1,296	-	18,705
Regency Court Apartments, L.P.	3,949,697	5,300,000	236,466	March 31, 2013	6,840	-	229,626

The following table represents the anticipated use of the cash proceeds from the disposition of the 8 Local Limited Partnerships.

Local Limited Partnership	Sales Proceeds	Reimbursement of WNC or affiliates	Payment of accrued asset management fees	Cash to remain in reserves for future expenses	Reimbursement to former GP

Baycity Village Apartments L.P.	$30,000	$-	$26,000	$4,000	$-
Madisonville Manor L.P.	25,000	-	22,000	3,000	-
Northside Plaza Apartments L.P.	25,000	-	22,000	3,000	-
Evergreen Four, L.P	21,953	21,953	-	-	-
Waterford Place L.P	8,953	5,044	3,909	-	-
Hidden Valley L.P	50,000	21,972	-	3,028	25,000
Seneca Falls East Apartment Company II, L.P.	20,001	-	-	20,001	-
Regency Court Apartments, L.P.	236,466	-	-	236,466	-

The following table reflects the 5 Local Limited Partnership Interests identified for disposition as of March 31, 2013:

Local Limited Partnership	Debt at 12/31/12	Appraisal Value	Estimated Sales Price	Estimated Sales Related Expenses	Estimated Gain on sale
Sandpiper Square Apartments	$879,758	$465,000	$20,000	$5,000	$15,000
Mt Graham Housing, Ltd	1,304,327	1,035,000	40,000	3,000	37,000
Yantis Housing, Ltd.	579,452	180,000	22,500	8,445	14,055
HOI Limited Partnership of Lenoir	310,817	635,000	11,100	7,000	4,100
Laurel Creek Apartments *	127,528	2,270,000	-	-	-

* As of the date of this report, the sales price and sales related expenses cannot be determined.

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

(a)	Risks arising from the Internal Revenue Code rules governing Low Income Housing Tax Credits

Low Income Housing Tax Credits might be less than anticipated. The Local General Partners calculate the amount of the Low Income Housing Tax Credits. No opinion of counsel will cover the calculation of the amount of Low Income Housing Tax Credits. The IRS could challenge the amount of the Low Income Housing Tax Credits claimed for any Housing Complex under any of a number of provisions set forth in Internal Revenue Code Section 42. A successful challenge by the IRS would decrease the amount of the Low Income Housing Tax Credits from the amount paid for by the Partnership. Although each Housing Complex has completed its Compliance Period, the IRS generally can audit an information income tax return for a period of three years following the filing date of the return. A determination by the IRS that the amount of Low Income Housing Tax Credits taken for an open year could result in a recapture of credits with interest. If it does, recapture will be a portion of all Low Income Housing Tax Credits taken in prior years for that Housing Complex, plus interest. During the first 11 years of the Compliance Period, non-compliance results in one-third of the Low Income Housing Tax Credits up to that point for the particular Housing Complex being recaptured, plus interest. Between years 12 and 15, the recapture is phased out ratably.

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

A successful IRS challenge to tax allocations of the Partnership or a Local Limited Partnership would reduce the tax benefits of an investment in the Partnership. Under the Internal Revenue Code, a partnership’s allocation of income, gains, deductions, losses and tax credits must have substantial economic effect. Substantial economic effect is a highly-technical concept. The fundamental principle is two-fold. If a partner will benefit economically from an item of partnership income or gain, that item must be allocated to him so that he bears the correlative tax burden. Conversely, if a partner will suffer economically from an item of partnership deduction or loss, that item must be allocated to him so that he bears the correlative tax benefit. If a partnership’s allocations do not have substantial economic effect, then the partnership’s tax items are allocated in accordance with each partner’s interest in the partnership. The IRS might challenge the allocations made by the Partnership:

●	between the Limited Partners and the General Partner,
●	among the Limited Partners, or
●	between the Partnership and a Local General Partner.

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

IRS challenge to tax treatment of expenditures could reduce losses. The IRS may contend that fees and payments of the Partnership or a Local Limited Partnership:

●	should be deductible over a longer period of time or in a later year,
●	are excessive and may not be capitalized or deducted in full,
●	should be capitalized and not deducted, or
●	may not be included as part of the basis for computing tax credits.

Any such contention by the IRS could adversely impact, among other things:

●	the eligible basis of a Housing Complex used to compute Low Income Housing Tax Credits,
●	the adjusted basis of a Housing Complex used to compute depreciation,
●	the correct deduction of fees,
●	the amortization of organization and offering expenses and start-up expenditures.

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

The Partnership’s accrued payables generally consist primarily of the asset management fees payable to the General Partner. These asset management fees payable increased (decreased) by $(88,000), $(188,000), and $22,000 for the years ended March 31, 2013, 2012, and 2011, respectively. During the year ended March 31, 2013 these asset management fees payable were overpaid by $24,250, which is recorded as prepaid asset management fees on the March 31, 2013 balance sheet. The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships. The future annual asset management fees will equal approximately $14,000 per year through the termination of the Partnership, which must occur no later than December 31, 2050.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the seven Housing Complexes as of the dates or for the periods indicated:

			As of March 31, 2013		As of December 31, 2012
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits	Mortgage Balances of Local Limited Partnership
HOI Limited Partnership of Lenoir (1)	Lenoir, North Carolina	Housing Opportunities, Inc.	$198,000	$198,000	$34	$400,000	$311,000

Laurel Creek Apartments (1)	San Luis Obispo, California	San Luis Obispo Non-Profit Housing Corp.	1,030,000	1,030,000	24	2,103,000	128,000

Mt. Graham Housing, Ltd. (1)	Safford, Arizona	Rural Housing, Inc.	410,000	410,000	40	788,000	1,304,000

Regency Court Apartments, L.P. (2)	Monrovia, California	Community Housing Assistance Program, Inc., a California Nonprofit Corporation	N/A	N/A	115	3,293,000	3,950,000

Sandpiper Square, a Limited Partnership (1)	Aulander, North Carolina	I. Norwood Stone	219,000	219,000	24	433,000	880,000

Seneca Falls East Apartments Company II, L.P. (2)	Seneca Falls, New York	David R. Bacon and Frank Salvatore	N/A	N/A	32	360,000	842,000

Yantis Housing, Ltd. (1)	Yantis, Texas	Charles Cannon Jr.	145,000	145,000	24	287,000	579,000

			$2,002,000	$2,002,000	293	$7,664,000	$7,994,000

(1)	The Local Limited Partnership was identified for sale as of March 31, 2013.
(2)	The Local Limited Partnership was sold subsequent to December 31, 2012 but prior to March 31, 2013.

	For the Year Ended December 31, 2012
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

HOI Limited Partnership of Lenoir (1)	$196,000	$10,000	N/A

Laurel Creek Apartments (1)	238,000	56,000	N/A

Mt. Graham Housing, Ltd. (1)	228,000	(27,000)	N/A

Regency Court Apartments, L.P. (2)	836,000	(65,000)	N/A

Sandpiper Square, a Limited Partnership (1)	129,000	(7,000)	N/A

Seneca Falls East Apartments Company II, L.P. (2)	191,000	(12,000)	N/A

Yantis Housing, Ltd. (1)	95,000	(48,000)	N/A

Total	$1,913,000	$(93,000)

(1)	The Local Limited Partnership was identified for sale as of March 31, 2013.
(2)	The Local Limited Partnership was sold subsequent to December 31, 2012 but prior to March 31, 2013.

N/A – All of the Low Income Housing Tax Credits have been allocated to the Partnership and there are no future Low Income Housing Tax Credits expected to be received.

WNC Housing Tax Credit Fund IV, L.P., Series 1

March 31, 2013

		Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2012	2011	2010	2009	2008

Alpine Manor, L.P.	Alpine, Texas	1600 Capital Company, Inc.	N/A	N/A	100%	94%	92%

Baycity Village Apartments, Limited Partnership	Baytown, Texas	Green Companies Development Group, Inc.	N/A	90%	87%	92%	97%

Beckwood Manor Seven Limited Partnership	Marianna, Arkansas	Phillips Development Corporation	N/A	N/A	100%	100%	88%

Briscoe Manor Limited Partnership	Galena, Maryland	McKnight & Decoster, Inc.	N/A	N/A	97%	100%	100%

Evergreen Four Limited Partnership	Maynard, Arkansas	Phillips Development Corporation	N/A	79%	71%	92%	100%

Fawn Haven Limited Partnership	Manchester, Ohio	Georg E. Maharg and Maharg Realty, Inc.	N/A	N/A	89%	89%	93%

Fort Stockton Manor, L.P.	Ft. Stockton, Texas	1600 Capital Company, Inc.	N/A	N/A	97%	100%	97%

Hidden Valley Limited Partnership	Gallup, New Mexico	Alan Deke Noftsker	N/A	100%	95%	98%	100%

HOI Limited Partnership of Lenoir	Lenoir, North Carolina	Housing Opportunities, Inc.	94%	100%	100%	100%	91%

Indian Creek Limited Partnership	Bucyrus, Ohio	Georg E. Maharg	N/A	N/A	92%	92%	92%

WNC Housing Tax Credit Fund IV, L.P., Series 1

March 31, 2013

		As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2012	2011	2010	2009	2008

Laurel Creek Apartments	San Luis Obispo, California	San Luis Obispo Non-Profit Housing Corp.	96%	100%	100%	92%	100%

Madisonville Manor Senior Citizens Complex, Ltd.	Madisonville, Texas	Jean Johnson	N/A	100%	100%	100%	94%

Mt. Graham Housing, Ltd.	Safford, Arizona	Rural Housing, Inc.	90%	78%	85%	90%	98%

Northside Plaza Apartments, Ltd.	Angleton, Texas	Jean Johnson	N/A	100%	98%	94%	100%

Pampa Manor, L.P.	Pampa, Texas	1600 Capital Company, Inc.	N/A	N/A	84%	94%	100%

Regency Court Partners	Monrovia, California	Community Housing Assistance Program, Inc., a California Nonprofit Corporation	99%	99%	100%	100%	99%

Sandpiper Square, a Limited Partnership	Aulander, North Carolina	I. Norwood Stone	96%	96%	96%	100%	96%

Seneca Falls East Apartments Company II, L.P.	Seneca Falls, New York	David R. Bacon and Frank Salvatore	91%	81%	91%	91%	97%

WNC Housing Tax Credit Fund IV, L.P., Series 1

March 31, 2013

		As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2012	2011	2010	2009	2008

Vernon Manor, L.P.	Vernon, Texas	1600 Capital Company, Inc.	N/A	N/A	86%	86%	86%

Waterford Place, a Limited Partnership	Calhoun Falls, South Carolina	Thomas E. Connelly, Jr., TEC Rental Properties Inc., Warren H. Abernathy, II and Solid South, Inc.	N/A	91%	88%	94%	97%

Yantis Housing, Ltd.	Yantis, Texas	Charles Cannon Jr.	88%	92%	96%	83%	92%

		Weighted average	95%	94%	93%	95%	96%

Item 3. Legal Proceedings

NONE

Item 4. Mine Safety Disclosures

NOT APPLICABLE

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

a)	The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

b)	At March 31, 2013, there were 728 Limited Partners, respectively, and no assignees of Partnership Units who were not admitted as Limited Partners, respectively.

c)	The Partnership was not designed to provide operating cash distributions to Limited Partners. It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership. There can be no assurance in this regard. Any distributions would be made in accordance with the terms of the Partnership Agreement. For all periods presented there were no cash distributions to the Limited Partners.

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock.

f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2013.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2013	2012	2011	2010	2009

ASSETS
Cash	$277,329	$103,674	$74,767	$147,100	$117,609
Prepaid asset management fees	24,250	-	-	-	-
Prepaid expenses	8,692	-	-	-	-
Other assets	15,448	43,305	-	-	-
Investments in Local Limited Partnerships, net	-	-	-	-	-

Total Assets	$325,719	$146,979	$74,767	$147,100	$117,609

LIABILITIES
Accrued expenses	$446	$-	$-	$-	$-
Accrued fees and expenses due to General Partner and affiliates	-	101,181	345,656	259,216	219,475

Total Liabilities	446	101,181	345,656	259,216	219,475

PARTNERS’ EQUITY (DEFICIT)	325,273	45,798	(270,889)	(112,116)	(101,866)

Total Liabilities and Partners’ Equity (Deficit)	$325,719	146,979	$74,767	$147,100	$117,609

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2013	2012	2011	2010	2009

Loss from operations (Note 1)	$(79,935)	$(102,309)	$(158,961)	$(10,448)	$(1,059,330)
Gain on sale of Local Limited Partnerships (Note 2)	359,383	392,308	-	-	13,542
Interest income	27	34	188	198	103
Net income (loss)	$279,475	$290,033	$(158,773)	$(10,250)	$(1,045,685)

Net income (loss) allocated to:
General Partner	$2,795	$2,900	$(1,588)	$(103)	$(10,457)

Limited Partners	$276,680	$287,133	$(157,185)	$(10,147)	$(1,035,228)

Net income (loss) per Partnership Unit	$27.77	$28.71	$(15.72)	$(1.01)	$(103.52)

Outstanding weighted Partnership Units	9,962	10,000	10,000	10,000	10,000

Note 1 - Loss from operations for the years ended March 31, 2013, 2012, 2011, 2010, and 2009 includes a charge for impairment losses on investments in Local Limited Partnerships of $0, $0, $0, $0, and $1,015,863, respectively (See Note 2 to the financial statements).

	For the Years Ended March 31,
	2013	2012	2011	2010	2009

Net cash provided by (used in):

Operating activities	$(218,718)	(388,967)	$(72,333)	$29,491	$(29,083)
Investing activities	392,373	417,874	-	-	19,468

Net change in cash	173,655	28,907	(72,333)	29,491	(9,615)

Cash, beginning of period	103,674	74,767	147,100	117,609	127,224

Cash, end of period	$277,329	103,674	$74,767	$147,100	$117,609

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Impact of Recent Accounting Pronouncements

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

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership’s financial statements.

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

Financial Condition

For the year ended March 31, 2013

The Partnership’s assets at March 31, 2013 consisted of $277,000 in cash, $24,000 in prepaid asset management fees, $9,000 in prepaid expenses, and $15,000 in other assets. Liabilities at March 31, 2013 consisted of $500 of accrued expenses.

Results of Operations

Year Ended March 31, 2013 Compared to Year Ended March 31, 2012 The Partnership’s net income for the year ended March 31, 2013 was $279,000, reflecting a decrease of $(11,000) from the net income experienced for the year ended March 31, 2012 of $290,000. There was a $(33,000) decrease in gain on sale of Local Limited Partnerships for the year ended March 31, 2013. The gain on sale of Local Limited Partnerships will vary from period to period depending on the values and sale prices of the housing complexes that have been identified for disposition and the closing dates of such transactions. There was a decrease in accounting and legal fees of $10,000 for the year ended March 31, 2013 compared to the year ended March 31, 2012, due to the timing of the accounting work performed. Asset management fees decreased by $10,000 during the year ended March 31, 2013. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. Write off of advances to Local Limited Partnerships decreased by $19,000 for the year ended March 31, 2013. The advances and write offs vary from period to period based on the needs of the Local Limited Partnerships. The write off of other assets increased by $(26,000) during the year ended March 31, 2013. Capitalized costs from potential disposition of Local Limited Partnership were expensed due to the length of time it has taken to dispose of the properties. During the year ended March 31, 2013 the Partnership received $10,000 more in total operating income. Reporting fees and distribution income fluctuate from year to year due to the fact that the Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011 The Partnership’s net income for the year ended March 31, 2012 was $290,000, reflecting an increase of $449,000 from the net loss experienced for the year ended March 31, 2011 of $(159,000). The change in largely due to the $392,308 increase in gain on sale of Local Limited Partnerships for the year ended March 31, 2012. The gain on sale of Local Limited Partnerships will vary from period to period depending on the values and sale prices of the housing complexes that have been identified for disposition and the closing dates of such transactions. There was a decrease in accounting and legal fees of $110,000 for the year ended March 31, 2012 compared to the year ended March 31, 2011. All filings were brought current during the year ended March 31, 2011, thereby increasing the expense for that year. Distribution income decreased by $15,000 for the year ended March 31, 2012 due to the fact that Local Limited Partnerships pay distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. Asset management fees decreased by $7,000 during the year ended March 31, 2012. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. There was a $(31,000) increase in write off of advances to Local Limited Partnerships for the year ended March 31, 2012. The advances and write offs vary from year to year based on the needs of the Local Limited Partnerships.

Liquidity and Capital Resources

Year Ended March 31, 2013 Compared to Year Ended March 31, 2012 The net increase in cash during the year ended March 31, 2013 was $174,000 compared to a net increase in cash for the year ended March 31, 2012 of $29,000. During the year ended March 31, 2013 the Partnership received $392,000 in proceeds from sale of Local Limited Partnerships compared to $418,000 received during the year ended March 31, 2012. The Partnership paid $(137,000) of accrued asset management fees of during the year ended March 31, 2013 compared to $(223,000) paid during the year ended March 31, 2012. In addition, the Partnership reimbursed the General Partner or an affiliate accrued operating expenses paid on its behalf of $(103,000) during the year ended March 31, 2013 compared to $(186,000) reimbursed during the year ended March 31, 2012. During the year ended March 31, 2013 the Partnership received $10,000 more in total operating income as discussed above.

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011 The net increase in cash during the year ended March 31, 2012 was $29,000 compared to a net decrease in cash for the year ended March 31, 2011 of $(72,000). During the year ended March 31, 2012 the Partnership received $417,000 in proceeds from sale of Local Limited Partnerships compared to no such proceeds received during the year ended March 31, 2011. The Partnership repaid $(223,000) of accrued asset management fees of during the year ended March 31, 2012 compared to $(20,000) paid during the year ended March 31, 2011. In addition, the Partnership reimbursed the General Partner or an affiliate accrued operating expenses paid on its behalf of $(186,000) during the year ended March 31, 2012 compared to $(92,000) reimbursed during the year ended March 31, 2011.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2013:

	2014	2015	2016	2017	2018	Thereafter	Total

Asset management fees(1)	$-	$4,182	$14,216	$14,216	$14,216	$454,912	$501,742
Total contractual cash obligations	$-	$4,182	$14,216	$14,216	$14,216	$454,912	$501,742

(1)	Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2050. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until December 31, 2050. Amounts due to the General Partner as of March 31, 2013 have been included in the 2014 column. Due to the amount of the prepaid asset management fees as shown on the balance sheets, no payments are expected until 2015. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Prior to the changes in management, Yantis received physical inspections from the State Housing Agency. As of the date of this report, some of the issues noted in the inspection have not been addressed. As of December 31, 2012 the replacement reserve balance was $6,412.

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

As of the date of this report, local counsel is working to reinstate the Local Limited Partnership. Once these actions have been properly implemented the Partnership will proceed with selling its portion of interest in the Local Limited Partnership. Presently, no sales date has been established. As of all periods presented, the investment balance was zero and the Compliance Period had ended.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Partners

WNC Housing Tax Credit Fund IV, L.P., Series 1

We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund IV, L.P., Series 1 (the Partnership) as of March 31, 2013, and the related statements of operations, partners’ equity (deficit), and cash flows for the year then ended. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund IV, L.P., Series 1 as of March 31, 2013 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to the year ended March 31, 2013 is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied to the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick LLP
Bethesda, Maryland
June 7, 2013

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Partners

WNC Housing Tax Credit Fund IV, L.P., Series 1

We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund IV, L.P., Series 1 (the Partnership) as of March 31, 2012, and the related statements of operations, partners’ equity (deficit) and cash flows for each of the years in the two-year period ended March 31, 2012. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund, IV, L.P., Series 1 as of March 31, 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15(a)(2) in the index related to the years above are presented for the purpose of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Bethesda, Maryland
June 20, 2012

www.reznickgroup.com

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

BALANCE SHEETS

	March 31,
	2013	2012
ASSETS
Cash	$277,329	$103,674
Prepaid asset management fees	24,250	-
Prepaid expenses	8,692	-
Other assets	15,448	43,305
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-

Total Assets	$325,719	$146,979

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued expenses	$446	$-
Accrued fees and expenses due to General Partner and Affiliate	-	101,181

Total Liabilities	446	101,181

Partners’ Equity (Deficit)
General Partner	(70,261)	(73,056)
Limited Partners (10,000 Partnership Units authorized; 9,962 and 10,000, respectively, Partnership Units issued and outstanding)	395,534	118,854

Total Partners’ Equity (Deficit)	325,273	45,798

Total Liabilities and Partners’ Equity (Deficit)	$325,719	$146,979

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2013	2012	2011

Operating income:
Reporting fees	$13,458	$5,211	$4,903
Distribution income	20,758	19,256	34,220
Total operating income	34,216	24,467	39,123

Operating expenses:
Asset management fees (Note 3)	25,250	35,000	42,000
Accounting and legal fees	29,325	39,511	149,719
Write off of other assets	25,705	-	-
Write off of advances to Local Limited Partnership	12,256	31,294	-
Other	21,615	20,971	6,365
Total operating expenses	114,151	126,776	198,084

Loss from operations	(79,935)	(102,309)	(158,961)

Gain on sale of Local Limited Partnerships (Note 2)	359,383	392,308	-

Interest income	27	34	188

Net income (loss)	$279,475	$290,033	$(158,773)

Net income (loss) allocated to:
General Partner	$2,795	$2,900	$(1,588)
Limited Partners	$276,680	$287,133	$(157,185)

Net income (loss) per Partnership Unit	$27.77	$28.71	$(15.72)

Outstanding weighted Partnership Units	9,962	10,000	10,000

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 1

(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2013, 2012 and 2011

	General Partner	Limited Partners	Total

Partners’ deficit at March 31, 2010	$(101,022)	$(11,094)	$(112,116)

Net loss	(1,588)	(157,185)	(158,773)

Partners’ deficit at March 31, 2011	(102,610)	(168,279)	(270,889)

Contributions (Note 5)	26,654	-	26,654

Net income	2,900	287,133	290,033

Partners’ equity (deficit) at March 31, 2012	(73,056)	118,854	45,798

Net income	2,795	276,680	279,475

Partners’ equity (deficit) at March 31, 2013	$(70,261)	$395,534	$325,273

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 1

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For The Years Ended March 31,
	2013	2012	2011

Cash flows from operating activities:
Net income (loss)	$279,475	290,033	$(158,773)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of Local Limited Partnerships	(359,383)	(392,308)	-
Increase in other assets	(5,133)	(68,871)	-
Increase in prepaid asset management fee	(24,250)	-	-
Increase in prepaid expenses	(8,692)	-	-
Increase in accrued expenses	446	-	-
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(101,181)	(217,821)	86,440

Net used in operating activities	(218,718)	(388,967)	(72,333)

Cash flows from investing activities
Advances to Local Limited Partnerships	(12,256)	(31,294)	-
Write off of advances to Limited Partnerships	12,256	31,294	-
Net proceeds from sale of Local Limited Partnerships	392,373	417,874	-

Net cash provided by investing activities	392,373	417,874	-

Net increase (decrease) in cash	173,655	28,907	(72,333)

Cash, beginning of year	103,674	74,767	147,100

Cash, end of year	$277,329	103,674	$74,767

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$800	$800	$800

Non cash investing and financing activities Advances made to the Partnership by the General Partner in prior years were converted to General Partner equity.	$-	$26,654	$-

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2013, 2012 and 2011

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

For the Years Ended March 31, 2013, 2012, and 2011

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

For the Years Ended March 31, 2013, 2012, and 2011

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2013.

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

For the Years Ended March 31, 2013, 2012, and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table reflects the 8 Local Limited Partnership Interests that were sold during the year ended March 31, 2013. The Compliance Period for all Local Limited Partnerships has expired so there is no risk of tax credit recapture to the investors in the Partnership. No cash distributions will be made to the Limited Partners as a result of these sales.

Local Limited Partnership	Mortgage Debt	Appraised Value	Sales Proceeds	Date of Sale	Sales Related Expenses	Reimbursement To Former GP	Gain on Sale to the Partnership

Baycity Village Apartments L.P.	$1,273,999	$1,250,000	$30,000	June 30, 2012	$2,873	-	$27,127
Madisonville Manor L.P.	856,153	430,000	25,000	August 01, 2012	2,100	-	22,900
Northside Plaza Apartments L.P.	1,272,646	650,000	25,000	August 01, 2012	2,550	-	22,450
Evergreen Four, L.P	821,336	370,000	21,953	August 31, 2012	3,303	-	18,650
Waterford Place L.P	1,100,250	630,000	8,953	August 31, 2012	2,953	-	6,000
Hidden Valley L.P	1,401,554	900,000	50,000	December 21, 2012	11,075	25,000	13,925
Seneca Falls East Apartment Company II, L.P.	842,487	485,000	20,001	March 31, 2013	1,296	-	18,705
Regency Court Apartments, L.P.	3,949,697	5,300,000	236,466	March 31, 2013	6,840	-	229,626

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012, and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table represents the anticipated use of the cash proceeds from the disposition of the 8 Local Limited Partnerships.

Local Limited Partnership	Sales Proceeds	Reimbursement of WNC or affiliates	Payment of accrued asset management fees	Cash to remain in reserves for future expenses	Reimbursement to former GP

Baycity Village Apartments L.P.	$30,000	$-	$26,000	$4,000	$-
Madisonville Manor L.P.	25,000	-	22,000	3,000	-
Northside Plaza Apartments L.P.	25,000	-	22,000	3,000	-
Evergreen Four, L.P	21,953	21,953	-	-	-
Waterford Place L.P	8,953	5,044	3,909	-	-
Hidden Valley L.P	50,000	21,972	-	3,028	25,000
Seneca Falls East Apartment Company II, L.P.	20,001	-	-	20,001	-
Regency Court Apartments, L.P.	236,466	-	-	236,466	-

The following table reflects the 5 Local Limited Partnership Interests identified for disposition as of March 31, 2013:

Local Limited Partnership	Debt at 12/31/12	Appraisal Value	Estimated Sales Price	Estimated Sales Related Expenses	Estimated Gain on sale

Sandpiper Square, a Limited Partnership	$879,758	$465,000	$20,000	$5,000	$15,000
Mt Graham Housing, Ltd	1,304,327	1,035,000	40,000	3,000	37,000
Yantis Housing, Ltd.	579,452	180,000	22,500	8,445	14,055
HOI Limited Partnership of Lenoir	310,817	635,000	11,100	7,000	4,100
Laurel Creek Apartments *	127,528	2,270,000	-	-	-

* As of the date of this report, the sales price and sales related expenses cannot be determined.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012, and 2011

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

Distributions received from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2013 and 2012, all investment accounts in Local Limited Partnerships had reached zero.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012, and 2011

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2013 and 2012, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Net Income (Loss) Per Partnership Unit

Net income (loss) per Partnership Unit includes no dilution and is computed by dividing loss allocated to Limited Partners by the weighted average Partnership Units outstanding during the period. Calculation of diluted net income (loss) per Partnership Unit is not required.

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2009 remain open.

Revenue Recognition

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships. The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships. Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

Concentration of Credit Risk

As of March 31, 2013, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012, and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impact of Recent Accounting Pronouncements

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

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership’s financial statements.

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2013 and 2012, the Partnership owns Local Limited Partnership interests in 5 and 13 Local Limited Partnerships, respectively, each of which owns one Housing complex, consisting of an aggregate of 293 and 531 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2013 and 2012 are approximately $457,000 and $1,310,000, respectively, greater than the Partnership’s equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below. This difference is primarily due to unrecorded losses as discussed below, acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership’s investment account, impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership’s financial statements.

For all periods presented, the investment accounts in all of the Local Limited Partnerships have reached a zero balance. Consequently, all of the Partnership’s estimate of its share of losses for the years ended March 31, 2013, 2012 and 2011 amounting to approximately $158,000, $167,000, and $504,000, respectively, have not been recognized. As of March 31, 2013, the aggregate share of net losses not recognized by the Partnership amounted to approximately $878,000.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012, and 2011

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

COMBINED CONDENSED BALANCE SHEETS

	2012	2011
ASSETS
Buildings and improvements (net of accumulated depreciation as of December 31, 2012 and 2011 of $8,287,000 and $12,508,000 respectively)	$8,113,000	$13,237,000
Land	602,000	939,000
Other assets	1,373,000	2,265,000
Total assets	$10,088,000	$16,441,000

LIABILITIES
Mortgage payable	$7,994,000	$15,006,000
Due to affiliates	435,000	318,000
Other liabilities	789,000	933,000

Total liabilities	9,218,000	16,257,000

PARTNERS’ EQUITY (DEFICIT)
WNC Housing Tax Credit Fund IV, L.P., Series 1	(457,000)	(1,310,000)
Other partners	1,327,000	1,494,000
Total partners’ equity (deficit)	870,000	184,000
Total liabilities and partners’ equity (deficit)	$10,088,000	$16,441,000

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012, and 2011

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011	2010

Revenues	$1,948,000	$3,288,000	$4,600,000

Expenses:
Operating expenses	316,000	445,000	3,213,000
Interest expense	507,000	795,000	768,000
Depreciation and amortization	1,218,000	2,154,000	1,086,000

Total expenses	2,041,000	3,394,000	5,067,000

Net loss	$(93,000)	$(106,000)	$(467,000)

Net loss allocable to the Partnership,	$(92,000)	$(103,000)	$(460,000)

Net income recorded by the Partnership	$-	$-	$-

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships.

Troubled Housing Complex

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

Prior to the changes in management, Yantis received physical inspections from the State Housing Agency. As of the date of this report, some of the issues noted in the inspection have not been addressed. As of December 31, 2012 the replacement reserve balance was $6,412.

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

As of the date of this report, local counsel is working to reinstate the Local Limited Partnership. Once these actions have been properly implemented the Partnership will proceed with selling its portion of interest in the Local Limited Partnership. Presently, no sales date has been established. As of all periods presented, the investment balance was zero and the Compliance Period had ended.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012, and 2011

NOTE 3 – RELATED PARTY TRANSACTIONS

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

An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such. Asset management fees of $25,250, $35,000 and $42,000 were incurred during the years ended March 31, 2013, 2012 and 2011, respectively, of which $137,409, $222,633, and $20,000, was paid during the years ended March 31, 2013, 2012, and 2011, respectively. During the year ended March 31, 2013, the Partnership overpaid its asset management fees by $24,250, which is included as prepaid asset management fees on the March 31, 2013 balance sheet.

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

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $103,296, $186,196, and $91,645 during the years ended March 31, 2013, 2012, and 2011, respectively. During the year ended March 31, 2013, the Partnership overpaid its reimbursements by $8,692 which is included as prepaid expenses on the March 31, 2013 balance sheet.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012, and 2011

NOTE 3 – RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2013	2012

Asset management fee payable	$-	$87,909
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	-	13,272

Total	$-	$101,181

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
2013
Income	$30,000	$-	$-	$4,000

Operating expenses	(40,000)	(35,000)	(25,000)	(14,000)

Loss from operations	(10,000)	(35,000)	(25,000)	(10,000)

Gain on sale of Local Limited Partnerships	27,000	70,000	41,000	221,000

Net income (loss)	17,000	35,000	16,000	211,000

Net income (loss) available to Limited Partners	17,000	34,000	16,000	210,000

Net income (loss) per Partnership Unit	2	3	2	21

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012, and 2011

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

For the Years Ended March 31, 2013, 2012, and 2011

NOTE 5 – CONTRIBUTIONS BY THE GENERAL PARTNER

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

(b)	Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2013. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2013.

For purposes of the Securities Exchange Act of 1934, the term “material weakness” is a deficiency, or a combination of deficiencies, in a reporting company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. For the reasons discussed above in this Item 9A, sub-section (a) under the caption “Disclosure Controls and Procedures,” the Partnership’s internal control over financial reporting has not been effective in permitting timely reporting of the Partnership’s financial information. Accordingly, the management of Associates believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

(c)	Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

WNC & Associates, Inc.

The Sponsor is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer and Secretary
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Melanie R. Wenk, CPA	Vice President – Chief Financial Officer
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Investor Relations
Kelly Henderson	Senior Vice President – Legal Affairs
Anand Kannan	Senior Vice President – Development
Gregory S. Hand	Senior Vice President – Underwriting
Anil Advani	Senior Vice President – Private Label Funds

In addition to Wilfred N. Cooper, Sr., the directors of WNC & Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr. is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC & Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr. is President, Chief Executive Officer, Secretary, a Director, and a member of the Investment Committee, of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank, the Board of Trustees of NHC, the Editorial Advisory Board of Tax Credit Advisor, and the Tax Policy Council of the National Trust for Historic Preservation. He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

Michael J. Gaber is an Executive Vice President, Chief Operating Officer, chair of the Investment Committee, and oversees the Property Acquisition and Investment Management groups, of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in business administration – finance.

David N. Shafer is an Executive Vice President, a member of the Investment Committee, and oversees the New Markets Tax Credit group, of WNC & Associates, Inc. He is a registered representative with WNC Capital Corporation. Mr. Shafer has been active in the real estate industry since 1984. Before joining WNC & Associates, Inc. in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Laws degree in taxation.

Melanie R. Wenk is Vice President – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

Darrick Metz is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in tax credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of tax credits, HOME funds and state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of MHFA’s Multifamily Technical Assistance and a board member of NH&RA. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.

Christine A. Cormier is Senior Vice President – Investor Relations of WNC & Associates, Inc. and oversees multi-investor fund equity raising and closings as well as the marketing group. She is a registered representative with WNC Capital Corporation. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Kelly Henderson is Senior Vice President – Legal Affairs of WNC & Associates, Inc. She is responsible for structuring local limited partnership letters of understanding and local limited partnership agreements, coordinating closings with outside counsel and reviewing local limited partnership loan documents. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national tax credit syndicator. Ms. Henderson has been underwriting tax credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science and from the New England School of Law in 1996 with a Juris Doctor degree. She is licensed to practice law in the States of New York and Massachusetts.

Anand Kannan is Senior Vice President – Development of WNC & Associates, Inc. and leads the preservation and development teams for Community Preservation Partners, LLC. Prior to joining WNC in 2011, Mr. Kannan served as Associate Director at Vitus Group (previously Pacific Housing Advisors, Inc.), where he developed or consulted on affordable housing projects across the country. His expertise is in the acquisition and rehabilitation of existing low-income housing projects that are or will be financed by tax-exempt bonds, tax credits, and other government subsidies. Prior to his tenure at Vitus Group, Mr. Kannan was associated with Novogradac & Company LLP. Mr. Kannan graduated from the University of California at Berkeley in 2002 with a Bachelor of Arts degree in economics with an emphasis in accounting.

Gregory S. Hand is Senior Vice President – Underwriting of WNC & Associates, Inc. and oversees the property underwriting activities. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Anil Advani is Senior Vice President – Private Label Funds of WNC & Associates, Inc. He oversees all activities pertaining to private label funds, including structuring, originations, underwriting and acquisitions. Mr. Advani has 16 years of experience in affordable housing. Prior to joining WNC in 2011 and rejoining WNC in 2013, he worked for major tax credit syndicators where he was involved in the originations, structuring, and placement to institutional investors of local limited partnership investments. Prior to that, he was associated with a major accounting firm performing due diligence reviews of tax credit investments on behalf of institutional investors. Mr. Advani graduated from the University of Texas at Austin in 1993 with a Bachelor of Arts degree in economics and from The American University – Washington College of Law in 1996 with a Juris Doctor degree.

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

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such affiliate may receive an annual asset management fee equal to the greater of (i) $2,000 for each Housing Complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership’s allocable share of the mortgages. The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Fees of $25,250, $35,000, and $42,000 were incurred during the years ended March 31, 2013, 2012 and 2011, respectively, of which approximately $137,000, $223,000 and $20,000, was paid during the years ended March 31, 2013, 2012 and 2011, respectively. During the year ended March 31, 2013, the Partnership overpaid its asset management fees by $24,250, which is included as prepaid asset management fees on the March 31, 2013 balance sheet.

Subject to a number of terms and conditions set forth in the Agreement, the General Partner and its affiliates may be entitled to compensation for services actually rendered or to be rendered in connection with (i) selecting, evaluating, structuring, negotiating and closing the Partnership’s investments in Local Limited Partnership Interests, (ii) the acquisition or development of Properties for the Local Limited Partnerships, or (iii) property management services actually rendered by the General Partner or its affiliates respecting the Properties owned by Local Limited Partnerships. The Partnership has completed its investment stage, so no compensation for the services in (i) or (ii) has been paid during the period covered by this report and none will be paid in the future. None of the services described in (iii) were rendered and no such compensation was payable for such services during the periods covered by this report.

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

The Agreement provides that no such reimbursement shall be permitted for services for which a General Partner or any of its Affiliates is entitled to compensation by way of a separate fee. Furthermore, no such reimbursement is to be made for (a) rent or depreciation, utilities, capital equipment or other such administrative items, and (b) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any “controlling person” of a General Partner or any Affiliate of a General Partner. For the purposes of Section 5.3.4, “controlling person” includes, but is not limited to, any person, however titled, who performs functions for a General Partner or any Affiliate of a General Partner similar to those of: (1) chairman or member of the board of directors; (2) executive management, such as president, vice president or senior vice president, corporate secretary or treasurer; (3) senior management, such as the vice president of an operating division who reports directly to executive management; or (4) those holding 5% or more equity interest in such General Partner or any such Affiliate of a General Partner or a person having the power to direct or cause the direction of such General Partner or any such Affiliate of a General Partner, whether through the ownership of voting securities, by contract or otherwise.

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $0, $13,272 and $70,114 as of March 31, 2013, 2012 and 2011, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $103,296, $186,196 and $91,645 during the years ended March 31, 2013, 2012 and 2011, respectively. During the year ended March 31, 2013, the Partnership overpaid its reimbursements by $8,692 which is included as prepaid expenses on the March 31, 2013 balance sheet.

(c)	Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $0, $0 and $200 for the years ended December 31, 2012, 2011, and 2010, respectively. The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2013, 2012 and 2011. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds. There were no such distributions of cash to the General Partner during the years ended March 31, 2013, 2012, and 2011.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a)	The General Partner manages all of the Partnership’s affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firms for the years ended March 31:

	2013	2012
Audit Fees	$26,465	$32,210
Audit-related Fees		-
Tax Fees	-	3,035
All Other Fees		-
TOTAL	$26,465	$35,245

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre approved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	List of Financial statements included in Part II hereof

Reports of Independent Registered Public Accounting Firms.

Balance Sheets, March 31, 2013 and 2012

Statements of Operations for the years ended March 31, 2013, 2012 and 2011.

Statements of Partners’ Equity (Deficit) for the years ended March 31, 2013, 2012 and 2011.

Statements of Cash Flows for the years ended March 31, 2013, 2012 and 2011.

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

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2013 and 2012, (ii) the Statements of Operations for the years ended March 31, 2013, 2012, and 2011, (iii) the Statements of Partners’ Equity (Deficit) for the years ended March 31, 2013, 2012, and 2011, (iv) the Statements of Cash Flows for the years ended March 31, 2013, 2012, and 2011 and (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund IV, L.P., Series 1

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2013

		As of March 31, 2013		As of December 31, 2012
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnership	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

HOI Limited Partnership of Lenoir (1)	Lenoir, North Carolina	$198,000	$198,000	$311,000	$173,000	$1,040,000	$612,000	$601,000

Laurel Creek Apartments (1)	San Luis Obispo, California	1,030,000	1,030,000	128,000	275,000	1,894,000	1,284,000	885,000

Mt. Graham Housing, Ltd. (1)	Safford, Arizona	410,000	410,000	1,304,000	55,000	2,078,000	1,362,000	771,000

Regency Court Apartments, L.P. (2)	Monrovia, California	N/A	N/A	3,950,000	-	7,990,000	3,476,000	4,514,000

Sandpiper Square, a Limited Partnership (1)	Aulander, North Carolina	219,000	219,000	880,000	34,000	1,279,000	581,000	732,000

Seneca Falls East Apartments Company II, L.P. (2)	Seneca Falls, New York	N/A	N/A	842,000	38,000	1,266,000	567,000	737,000

Yantis Housing, Ltd. (1)	Yantis, Texas	145,000	145,000	579,000	27,000	853,000	405,000	475,000

Total		$2,002,000	$2,002,000	$7,994,000	$602,000	$16,400,000	$8,287,000	$8,715,000

(1)	The Local Limited Partnership was identified for sale as of March 31, 2013.
(2)	The Local Limited Partnership was sold subsequent to December 31, 2012 but prior to March 31, 2013.

WNC Housing Tax Credit Fund IV, L.P., Series 1

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2013

	For the Year Ended December 31, 2012
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Estimated Useful Life (Years)

HOI Limited Partnership of Lenoir (1)	$196,000	$10,000	40

Laurel Creek Apartments (1)	238,000	56,000	27.5

Mt. Graham Housing, Ltd. (1)	228,000	(27,000)	27.5

Regency Court Apartments, L.P. (2)	836,000	(65,000)	40

Sandpiper Square, a Limited Partnership (1)	129,000	(7,000)	35

Seneca Falls East Apartments Company II, L.P. (2)	191,000	(12,000)	40

Yantis Housing, Ltd. (1)	95,000	(48,000)	40

Total	$1,913,000	$(93,000)

(1)	The Local Limited Partnership was identified for sale as of March 31, 2013.
(2)	The Local Limited Partnership was sold subsequent to December 31, 2012 but prior to March 31, 2013.

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

WNC Housing Tax Credit Fund IV, L.P., Series 1

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

	For the year ended December 31, 2011
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Estimated Useful Life (Years)

Baycity Village Apartments, Limited Partnership (1)	$400,000	$(24,000)	30

Evergreen Four Limited Partnership (1)	114,000	(35,000)	27.5

Hidden Valley Limited Partnership	256,000	(10,000)	40

HOI Limited Partnership of Lenoir	194,000	27,000	40

Laurel Creek Apartments	242,000	65,000	27.5

Madisonville Manor Senior Citizens Complex, Ltd. (1)	146,000	(12,000)	50

Mt. Graham Housing, Ltd. (1)	227,000	(25,000)	27.5

Northside Plaza Apartments, Ltd. (1)	218,000	(9,000)	50

Regency Court Partners	833,000	(4,000)	40

Sandpiper Square, a Limited Partnership (1)	132,000	(4,000)	35

Seneca Falls East Apartments Company II, L.P.	179,000	(18,000)	40

Waterford Place, a Limited Partnership (1)	155,000	(3,000)	40

Yantis Housing, Ltd. (1)	46,000	(54,000)	40

Total	$3,142,000	$(106,000)

(1)	The Local Limited Partnership was identified for sale subsequent to March 31, 2012.

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

WNC Housing Tax Credit Fund IV, L.P., Series 1

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

	For the year ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Estimated Useful Life (Years)

Alpine Manor, L.P.	$145,000	$(58,000)	40

Baycity Village Apartments, Limited Partnership	361,000	(57,000)	30

Beckwood Manor Seven Limited Partnership	215,000	(32,000)	27.5

Briscoe Manor Limited Partnership	255,000	(19,000)	27.5

Evergreen Four Limited Partnership	114,000	(29,000)	27.5

Fawn Haven Limited Partnership	94,000	(40,000)	27.5

Fort Stockton Manor, L.P.	157,000	(13,000)	40

Hidden Valley Limited Partnership	249,000	(6,000)	40

HOI Limited Partnership of Lenoir	187,000	17,000	40

Indian Creek Limited Partnership	178,000	(46,000)	27.5

Laurel Creek Apartments	237,000	44,000	27.5

Madisonville Manor Senior Citizens Complex, Ltd.	149,000	1,000	50

Mt. Graham Housing, Ltd.	218,000	(39,000)	27.5

Northside Plaza Apartments, Ltd.	207,000	13,000	50

Pampa Manor, L.P.	125,000	(47,000)	40

Regency Court Partners	832,000	(84,000)	40

Sandpiper Square, a Limited Partnership	126,000	(5,000)	35

Seneca Falls East Apartments Company II, L.P.	182,000	(15,000)	40

Vernon Manor, L.P.	95,000	(21,000)	40

Waterford Place, a Limited Partnership	156,000	(8,000)	40

Yantis Housing, Ltd.	78,000	(23,000)	40

	$4,360,000	$(467,000)

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

Date: June 7, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: June 7, 2013

By:	/s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: June 7, 2013

By:	/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: June 7, 2013

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: June 7, 2013

