Form 10-Q
period 2013-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2013-08-14
CIK 913496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended June 30, 2013

2

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2013	March 31, 2013

ASSETS

Cash	$216,920	$277,329
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-
Prepaid asset management fees	17,854	24,250
Prepaid expenses	-	8,692
Due from affiliate	64,504	-
Other assets	19,069	15,448

Total Assets	$318,347	$325,719

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued expenses	$-	$446
Accrued fees and expenses due to General Partner and affiliates (Note 3)	2,969	-

Total Liabilities	2,969	446

Partners’ Equity (Deficit):
General Partner	(70,360)	(70,261)
Limited Partners (10,000 Partnership Units authorized; 9,962 Partnership Units issued and outstanding)	385,738	395,534

Total Partners’ Equity (Deficit)	315,378	325,273

Total Liabilities and Partners’ Equity (Deficit)	$318,347	$325,719

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2013 and 2012

(Unaudited)

	2013	2012
	Three Months	Three Months

Reporting fees	$9,633	$30,046

Total operating income	9,633	30,046

Operating expenses:
Asset management fees (Note 3)	6,396	6,500
Legal and accounting fees	5,710	22,570
Write off of advances to Local Limited Partnerships	-	9,000
Professional services	2,287	-
Other	5,153	2,006

Total operating expenses	19,546	40,076

Loss from operations	(9,913)	(10,030)

Gain on sale of Local Limited Partnerships	-	27,217

Interest income	18	11

Net income (loss)	$(9,895)	$17,198

Net income (loss) allocated to:
General Partner	$(99)	$172

Limited Partners	$(9,796)	$17,026

Net income (loss) per Partnership Unit	$(1)	$2

Outstanding weighted Partnership Units	9,962	10,000

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2013
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2013	$(70,261)	$395,534	$325,273

Net loss	(99)	(9,796)	(9,895)

Partners’ equity (deficit) at June 30, 2013	$(70,360)	$385,738	$315,378

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2013 and 2012

(Unaudited)

	2013	2012

Cash flows from operating activities:
Net income (loss)	$(9,895)	$17,198
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in other assets	(3,621)	(7,571)
Increase in accrued fees and expenses due to General Partner and affiliates	2,969	38,647
Decrease in prepaid asset management fees	6,396	-
Decrease in prepaid expenses	8,692	-
Increase in due from affiliate	(64,504)
Decrease in accrued expenses	(446)	-
Gain on sale of Local Limited Partnerships	-	(27,217)

Net cash provided by (used in) operating activities	(60,409)	21,057

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnerships	-	30,000
Advances to Local Limited Partnerships	-	(9,000)
Write off of advances to Local Limited Partnerships	-	9,000

Net cash provided by investing activities	-	30,000

Net increase (decrease) in cash	(60,409)	51,057

Cash, beginning of period	277,329	103,674

Cash, end of period	$216,920	$154,731

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2013.

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

The partnership agreement authorized the sale of up to 10,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units had concluded in July 1994, at which time 10,000 Partnership Units representing subscriptions in the amount of $10,000,000 had been accepted. As of June 30, 2013, a total of 9,962 Partnership units remain outstanding. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2013

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

For the Quarterly Period Ended June 30, 2013

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

For the Quarterly Period Ended June 30, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2013.

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

Prior to the quarter ended June 30, 2013, the Partnership sold its Local Limited Partnership Interest in Beckwood Manor Seven, L.P., Alpine Manor, L.P., Briscoe Manor, Fawn Haven, L.P., Fort Stockton Manor, Pampa Manor Apartments, Vernon Manor Apartments, Baycity Village Apartments, L.P., Madisonville Manor, L.P., Northside Plaza Apartments, L.P., Evergreen Four, L.P., Waterford Place, L.P., Hidden Valley, L.P., Seneca Falls East Apartment Company II, L.P. and Regency Court Apartments, L.P. Each of the Local Limited Partnerships had completed its Compliance Period.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of June 30, 2013, the Partnership has identified five Local Limited Partnerships for possible disposition as listed in the table below. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners. The Compliance Period for all Local Limited Partnership has expired so there is no risk of tax credit recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/12	Appraisal Value	Estimated Sales Price	Estimated Sales Related Expenses	Estimated Gain on sale
Sandpiper Square, LP	$879,758	$465,000	$20,000	$5,000	$15,000
Mt Graham Housing, Ltd	1,304,327	1,035,000	40,000	3,000	37,000
Yantis Housing, Ltd.	579,452	180,000	22,500	8,445	14,055
HOI Limited Partnership of Lenoir	310,817	635,000	11,100	7,000	4,100
Laurel Creek Apartments*	127,528	2,270,000	-	-	-

* As of the date of this report, the sales price and sales related expenses cannot be determined.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2013

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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2013 and 2012 has been recorded by the Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended June 30, 2013

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2013 and March 31, 2013, the Partnership had no cash equivalents.

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

For the Quarterly Period Ended June 30, 2013

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2013 and March 31, 2013, the Partnership had acquired limited partnership interests in 5 Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate of 293 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2013 and 2012 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2013	2012

Revenues	$227,000	$718,000

Expenses:
Interest expense	15,000	107,000
Depreciation and amortization	61,000	175,000
Operating expenses	155,000	447,000
Total expenses	231,000	729,000

Net loss	$(4,000)	$(11,000)
Net loss allocable to the Partnership	$(4,000)	$(10,000)
Net loss recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended June 30, 2013

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

Due to the outstanding issues from the inspection, the State Housing Agency is requesting management of Yantis to attend an informal conference. The State Housing Agency is considering implementing administrative penalties for violations of the United Productions and Service Company (UPCS) local safety and building codes. To date, Shelter Resource Corporation has funded approximately $75,009 for property updates. As of the date of this report, the property is assigned to the Structured Asset Group so the situation can be closely monitored.

During the period ended March 31, 2013 the local counsel was working to reinstate the Local Limited Partnership. Once these actions have been properly implemented the Partnership will proceed with selling its portion of interest in the Local Limited Partnership. Presently, no sales date has been established. As of all periods presented, the investment balance was zero and the Compliance Period had ended.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing Complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the limited Partnerships, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $6,396 and $6,500 were incurred during the three months ended June 30, 2013 and 2012, respectively. During the year ended March 31, 2013, the Partnership overpaid its asset management fees by $24,250, of which $17,854 remains prepaid as of June 30, 2013

(b)	During the period ended March 31, 2013 an affiliate of the General Partner received $64,504 from one of the Local Limited Partnerships that was disposed of during that period. The funds represented a payment for accruals that had been owing to that entity from the Local Limited Partnership. During the three months ended June 30, 2013 the Partnership inadvertently paid an affiliate of the General Partner an additional $64,504 from its sale proceeds from the disposition. It was realized that the payment was incorrect and is shown as of June 30, 2013 as due from affiliate. The funds were repaid to the Partnership subsequent to June 30, 2013.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2013

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(c)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $5,556 and $0 during the three months ended June 30, 2013 and 2012, respectively.

(d)	A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership interest. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 16% through December 31, 2004 and 6 % thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2013	March 31, 2013

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$2,969	$-
Asset management fee payable	-	-

Total	$2,969	$-

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2013 and 2012, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2013 consisted of $217,000 in cash, $18,000 in prepaid asset management fees, $65,000 of due from affiliate and other assets of $19,000. Liabilities at June 30, 2013 consisted of $3,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012. The Partnership’s net loss for the three months ended June 30, 2013 was $(10,000), reflecting a decrease of $27,000 from the $17,000 net income for the three months ended June 30, 2012. The change is primarily due to no gain on sale of Local Limited Partnerships recorded during the three months ended June 30, 2013 compared to $27,000 recorded during the three months ended June 30, 2012. No Local Limited Partnership was sold during the three months ended June 30, 2013 compared to one Local Limited Partnership sold during the three months ended June 30, 2012. In addition, the legal and accounting expenses decreased by $17,000 for the three months ended June 30, 2013 due to the timing of the accounting work performed. The write off of advances to Local Limited Partnerships decreased by $9,000 during the three months ended June 30, 2013. The advances and write offs vary from period to period based on the needs of the Local Limited Partnerships. Professional services increased by $(2,000) during the three months ended June 30, 2013, due to the timing of the consulting work performed. For the three months ended June 30, 2013, there was also a $(20,000) decrease in reporting fees. Reporting fees fluctuate each period due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Liquidity and Capital Resources

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012. The net decrease in cash during the three months ended June 30, 2013 was $(60,000) compared to a $51,000 increase in cash for the three months ended June 30, 2012. The change is primarily due to the fact that during the three months ended June 30, 2013 the Partnership received no proceeds from the disposition of Local Limited Partnership Interests compared to $30,000 received during the three months ended June 30, 2012. The Partnership reimbursed $(6,000) of operating advances to the General Partner or an affiliate during the three months ended June 30, 2013 compared to no reimbursements during the three months ended June 30, 2013. No payments were made to the General Partner or an affiliate for accrued asset management fees during the three months ended June 30, 2012, while $65,000 was paid to the general partner or affiliate during the three months ended June 30, 2013. The amount is expected to be refunded in the second quarter. During the three months ended June 30, 2013 the Partnership received $(20,000) less in reporting fees as discussed above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

During the three months ended June 30, 2013, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $3,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

Recent Accounting Changes

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

Due to the outstanding issues from the inspection, the State Housing Agency is requesting management of Yantis to attend an informal conference. The State Housing Agency is considering implementing administrative penalties for violations of the United Productions and Service Company (UPCS) local safety and building codes. To date, Shelter Resource Corporation has funded approximately $75,009 for property updates. As of the date of this report, the property is assigned to the Structured Asset Group so the situation can be closely monitored.

During the period ending March 31, 2013 the local counsel was working to reinstate the Local Limited Partnership. Once these actions have been properly implemented the Partnership will proceed with selling its portion of interest in the Local Limited Partnership. Presently, no sales date has been established. As of all periods presented, the investment balance was zero and the Compliance Period had ended.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A. Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5	Other Information

NONE

Item 6	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2013 and March 31, 2013, (ii) the Condensed Statements of Operations for the three-month periods ended June 30, 2013 and June 30, 2012, (iii) the Condensed Statement of Partners’ Equity (Deficit) for the three months ended June 30, 2013, (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2013 and June 30, 2012 and (v) the Notes to Condensed Financial Statements.

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

Date: August 14, 2013

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 14, 2013

