Form 10-Q/A
period 2013-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2013-08-19
CIK 913496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment  No. 1)

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

(A California Limited Partnership)

EXPLANATORY NOTE

WNC Housing Tax Credit Fund IV, L.P., Series 1 (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on August 14, 2013, for the sole purpose of furnishing the Interactive Data File with detailed note tagging as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes in the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Company’s Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Section 1350 Certification of the Chief Executive Officer.*

32.2	Section 1350 Certification of the Chief Financial Officer.*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	These Exhibits were previously included in WNC Housing Tax Credit Fund IV, L.P., Series 1’s Quarterly Report on Form 10-Q for the Quarterly period ended June 30, 2013, filed with the Securities and Exchange Commission on August 14, 2013.
**	In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith not “filed”.

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

Date: August 19, 2013

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 19, 2013