Form 10-Q
period 2013-09-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2013-11-12
CIK 913496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2013

2

PART I . FINANCIAL INFORMATION

Item 1. Financial Statements

 WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2013	March 31, 2013

ASSETS

Cash	$274,862	$277,329
Investments in Local Limited Partnerships, net (Note 2 and 3)	-	-
Prepaid asset management fees	11,458	24,250
Prepaid expenses	-	8,692
Other assets	16,459	15,448

Total Assets	$302,779	$325,719

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued expenses	$-	$446
Accrued fees and expenses due to General Partner and affiliates (Note 3)	35,372	-
Total Liabilities	35,372	446

Partners’ Equity (Deficit):
General Partner	(70,840)	(70,261)
Limited Partners (10,000 Partnership Units authorized; 9,962 Partnership Units issued and outstanding)	338,247	395,534

Total Partners’ Equity (Deficit)	267,407	325,273

Total Liabilities and Partners’ Equity (Deficit)	$302,779	$325,719

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2013 and 2012

(Unaudited)

	2013		2012
	Three Months	Six Months	Three Months	Six Months

Reporting fees	$-	$9,633	$-	$30,046

Total operating income	-	9,633	-	30,046

Operating expenses:
Asset management fees (Note 3)	6,396	12,792	5,000	11,500
Legal and accounting fees	25,820	31,530	1,740	24,310
Write off advances to Local Limited Partnerships	6,589	6,589	3,256	12,256
Professional services	4,356	6,643	15,993	16,663
Write off of other assets	4,292	4,292	8,055	8,055
Other	544	5,697	1,289	2,625

Total operating expenses	47,997	67,543	35,333	75,409

Loss from operations	(47,997)	(57,910)	(35,333)	(45,363)

Gain on sale of Local Limited Partnerships (Note 2)	-	-	69,910	97,127

Interest income	26	44	9	20

Net income (loss)	$(47,971)	$(57,866)	$34,586	$51,784

Net income (loss) allocated to:
General Partner	$(480)	$(579)	$346	$518

Limited Partners	$(47,491)	$(57,287)	$34,240	$51,266

Net income (loss) per Partnership Unit	$(5)	$(6)	$3	$5

Outstanding weighted Partnership Units	9,962	9,962	10,000	10,000

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2013

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2013	$(70,261)	$395,534	$325,273

Net loss	(579)	(57,287)	(57,866)

Partners’ equity (deficit) at September 30, 2013	$(70,840)	$338,247	$267,407

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2013 and 2012

(Unaudited)

	2013	2012

Cash flows from operating activities:
Net income (loss)	$(57,866)	$51,784
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Increase) decrease in other assets	(1,011)	5,583
(Increase) decrease in prepaid asset management fees	12,792	(12,000)
Decrease in prepaid expenses	8,692	-
Decrease in accrued expenses	(446)	-
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	35,372	(87,204)
Gain on sale of Local Limited Partnerships	-	(97,127)

Net cash used in operating activities	(2,467)	(138,964)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	-	97,127
Advances to Local Limited Partnerships	(6,589)	(12,256)
Write off advances to Local Limited Partnerships	6,589	12,256

Net cash provided by investing activities	-	97,127

Net decrease in cash	(2,467)	(41,837)

Cash, beginning of period	277,329	103,674

Cash, end of period	$274,862	$61,837

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2013.

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

The partnership agreement authorized the sale of up to 10,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units had concluded in July 1994, at which time 10,000 Partnership Units representing subscriptions in the amount of $10,000,000 had been accepted. As of September 30, 2013, a total of 9,962 Partnership units remain outstanding. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The proceeds from the disposition of any of the Local Limited Partnership’s Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding reserves, equal to their capital contributions and their return on investment as defined in the Partnership Agreement) and the General Partner would then be entitled to receive proceeds equal to its capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

For the Quarterly Period Ended September 30, 2013

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. All of the remaining Housing Complexes have completed their 15-year Compliance Period.

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

For the Quarterly Period Ended September 30, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2013.

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

Prior to the quarter ended September 30, 2013, the Partnership sold its Local Limited Partnership Interest in Beckwood Manor Seven, L.P., Alpine Manor, L.P., Briscoe Manor, Fawn Haven, L.P., Fort Stockton Manor, Pampa Manor Apartments, Vernon Manor Apartments, Baycity Village Apartments, L.P., Madisonville Manor, L.P., Northside Plaza Apartments, L.P., Evergreen Four, L.P., Waterford Place, L.P., Hidden Valley, L.P., Seneca Falls East Apartment Company II, L.P. and Regency Court Apartments, L.P. Each of the Local Limited Partnerships had completed its Compliance Period.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of September 30, 2013, the Partnership has identified five Local Limited Partnerships for possible disposition as listed in the table below. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners. The Compliance Period for all Local Limited Partnership has expired so there is no risk of tax credit recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/12	Appraisal Value	Estimated Sales Price	Estimated Sales Related Expenses	Estimated Gain on sale

Sandpiper Square, LP	$879,758	$465,000	$20,000	$5,000	$15,000

Mt Graham Housing, Ltd	1,304,327	1,035,000	40,000	3,000	37,000

Yantis Housing, Ltd.	579,452	180,000	**	**	**

HOI Limited Partnership of Lenoir	310,817	635,000	11,100	7,000	4,100

Laurel Creek Apartments*	127,528	2,270,000	-	-	-

* As of the date of this report, the sales price and sales related expenses cannot be determined.

** Subsequent to September 30, 2013, the Partnership sold its Local Limited Partnership Interest in Yantis Housing, Ltd. (“Yantis”) to an unrelated third party for $1. The Partnership incurred approximately $8,445 in sales related expenses which was netted against the proceeds to calculate a loss on sale of $(8,444). No cash distribution will be made to the Limited Partners as a result of this sale.  The Partnership’s investment balance was zero at the time of the sale. The Compliance Period has been completed therefore there is no risk of recapture.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2013

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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2013 and 2012 has been recorded by the Partnership. Management’s estimate for the three and six month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended September 30, 2013

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2013 and March 31, 2013, the Partnership had no cash equivalents.

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

For the Quarterly Period Ended September 30, 2013

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2013 and March 31, 2013, the Partnership had acquired limited partnership interests in 5 Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate of 293 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2013 and 2012 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2013	2012

Revenues	$454,000	$1,274,000

Expenses
Interest expense	29,000	193,000
Depreciation and amortization	123,000	313,000
Operating expenses	310,000	774,000
Total expenses	462,000	1,280,000

Net loss	$(8,000)	$(6,000)

Net loss allocable to the Partnership	$(8,000)	$(6,000)

Net loss recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended September 30, 2013

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

Due to the outstanding issues from the inspection, the State Housing Agency is requesting management of Yantis to attend an informal conference. The State Housing Agency is considering implementing administrative penalties for violations of the United Productions and Service Company (UPCS) local safety and building codes. To date, Shelter Resource Corporation has funded approximately $75,009 for property updates. As of the date of this report, the property is assigned to Associates’ structured asset group so the situation can be closely monitored.

As of all periods presented, the investment balance was zero and the Compliance Period had ended. The Partnership sold its Local Limited Partnership interest in Yantis subsequent to September 30, 2013 as disclosed in note 1.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the limited Partnerships, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $12,792 and $11,500 were incurred during the six months ended September 30, 2013 and 2012, respectively. The Partnership paid the General Partner and or its affiliates $0 and $111,409of those fees during each of the six months ended September 30, 2013 and 2012, respectively. During the year ended March 31, 2013, the Partnership overpaid its asset management fees by $24,250, of which $11,458 remains prepaid as of September 30, 2013.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2013

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(b)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $5,556 and $59,144 during the six months ended September 30, 2013 and 2012, respectively.

(c)	A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership interest. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 16% through December 31, 2004 and 6 % thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2013	March 31, 2013

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$35,372	$-
Asset management fee payable	-	-

Total	$35,372	$-

NOTE 4 - SUBSEQUENT EVENTS

Subsequent to September 30, 2013, the Partnership sold its Local Limited Partnership Interest in Yantis Housing, Ltd. (“Yantis”) to an unrelated third party for $1. The Partnership incurred approximately $8,445 in sales related expenses which was netted against the proceeds to calculate a loss on sale of $(8,444). No cash distribution will be made to the Limited Partners as a result of this sale.  The Partnership’s investment balance was zero at the time of the sale. The Compliance Period has been completed therefore there is no risk of recapture.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2013 and 2012, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2013 consisted of $275,000 in cash, $11,000 in prepaid asset management fees, and $16,000 in other assets. Liabilities at September 30, 2013 consisted of $35,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012. The Partnership’s net loss for the three months ended September 30, 2013 was $(48,000), reflecting a decrease of $ 83,000 from the $35,000 net income for the three months ended September 30, 2012. The change is primary due to no gain on sale of Local Limited Partnerships recorded during the three months ended September 30, 2013 compared to $70,000 recorded during the three months ended September 30, 2012. The gain on sale of Local Limited Partnerships will vary from period to period depending on the values and sales prices of the Housing Complexes that have been identified for disposition and the closing dates of such transactions. Legal and accounting fees increased by $(24,000) for the three months ended September 30, 2013 due to the timing of the accounting work performed. Professional services decreased by $12,000 due to the timing of the consulting work performed. The write off of advances to Local Limited Partnership increased by $(3,000) during the three months ended September 30, 2013. The advances and write offs vary from period to period based on the needs of the Local Limited Partnerships. The write off of other assets decreased by $4,000 during the three months ended September 30, 2013. Capitalized costs from the potential disposition of Local Limited Partnership were expensed due to the length of time it has taken to dispose of the properties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2013 Compared to the Six Months Ended September 30, 2012. The Partnership’s net loss for the six months ended September 30, 2013 was $(58,000), reflecting a decrease of $(110,000) from the $52,000 net income for the six months ended September 30, 2012. The change was partially due to a $(97,000) decrease in gain on sale of Local Limited Partnerships recorded during the six months ended September 30, 2013 compared to the six months ended September 30, 2012. The gain on sale of Local Limited Partnerships will vary from period to period depending on the values and sales prices of the Housing Complexes that have been identified for disposition and the closing dates of such transactions. Legal and accounting fees increased by $(7,000) for the six months ended September 30, 2013 due to the timing of the accounting work performed. Professional services decreased by $10,000 due to the timing of the consulting work performed.  The write off of advances to Local Limited Partnership decreased by $6,000 during the six months ended September 30, 2013. The advances and write offs vary from period to period based on the needs of the Local Limited Partnerships. There was a $4,000 decrease in write off of other assets for the six months ended September 30, 2013. Capitalized costs from the potential disposition of Local Limited Partnership were expensed due to the length of time it has taken to dispose of the properties. During the six months ended September 30, 2013 the Partnership received $20,000 less in reporting fees due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Liquidity and Capital Resources

Six Months Ended September 30, 2013 Compared to Six Months Ended September 30, 2012. The net decrease in cash during the six months ended September 30, 2013 was $(2,000) compared to a $(42,000) decrease in cash for the six months ended September 30, 2012. During the six months ended September 30, 2013 the Partnership received no proceeds from the disposition of Local Limited Partnerships compared to $97,000 received during the six months ended September 30, 2012. The gain on sale of Local Limited Partnerships will vary from period to period depending on the values and sales prices of the Housing Complexes that have been identified for disposition and the closing dates of such transactions. During the six months ended September 30, 2013 the Partnership reimbursed $(6,000) of operating advances to the General Partner or an affiliate compared to $(59,000) reimbursed during the six months ended September 30, 2012. Additionally, during the six months ended September 30, 2013 the Partnership paid no accrued asset management fees compared to $(111,000) during the six months ended September 30, 2012. Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fees and operating expenses reimbursements will be paid to the General Partner or an affiliates. The Partnership advanced $(7,000) to a Local Limited Partnership during the six months ended September 30, 2013 compared to (12,000) during the six months ended September 30, 2012. The advances vary from period to period based on the needs of the Local Limited Partnerships. During the six months ended September 30, 2013 the Partnership received $20,000 less in reporting fees as discussed above.

During the six months ended September 30, 2013, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner increased by $35,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

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

Due to the outstanding issues from the inspection, the State Housing Agency is requesting management of Yantis to attend an informal conference. The State Housing Agency is considering implementing administrative penalties for violations of the United Productions and Service Company (UPCS) local safety and building codes. To date, Shelter Resource Corporation has funded approximately $75,009 for property updates. As of the date of this report, the property is assigned to Associates’ structured asset group so the situation can be closely monitored.

As of all periods presented, the investment balance was zero and the Compliance Period had ended. The Partnership sold its Local Limited Partnership interest in Yantis subsequent to September 30, 2013 as disclosed in note 1.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2013 and March 31, 2013, (ii) the Condensed Statements of Operations for the three and six months ended September 30, 2013 and September 30, 2012, (iii) the Condensed Statement of Partners’ Equity (Deficit) for the six months ended September 30, 2013, (iv) the Condensed Statements of Cash Flows for the six months ended September 30, 2013 and September 30, 2012 and (v) the Notes to Condensed Financial Statements.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

By:	WNC Tax Credit Partners IV, L.P. General Partner

By:	WNC & ASSOCIATES, INC. General Partner of WNC Tax Credit Partners IV, L.P.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:	November 12, 2013

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:	November 12, 2013

