Form 10-Q
period 2013-12-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2014-02-11
CIK 913496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended December 31, 2013

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2013	March 31, 2013

ASSETS

Cash	$228,052	$277,329
Investments in Local Limited Partnerships, net (Note 2 and 3)	-	-
Prepaid asset management fees	6,487	24,250
Prepaid expenses	4,065	8,692
Other assets	1,890	15,448
	$240,494	$325,719
Total Assets

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued expenses	$-	$446
Total Liabilities	-	446

Partners’ Equity (Deficit):
General Partner	(71,109)	(70,261)
Limited Partners (10,000 Partnership Units authorized; 9,939 and 9,962 Partnership Units issued and outstanding, respectively)	311,603	395,534

Total Partners’ Equity (Deficit)	240,494	325,273

Total Liabilities and Partners’ Equity (Deficit)	$240,494	$325,719

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2013 and 2012

(Unaudited)

	2013		2012
	Three Months	Nine Months	Three Months	Nine Months

Reporting fees	$-	$9,633	$-	$30,046

Total operating income	-	9,633	-	30,046

Operating expenses:
Asset management fees (Note 3)	4,971	17,763	6,875	18,375
Legal and accounting fees	2,400	33,930	3,515	27,825
Write off of advances to Local Limited Partnerships	-	6,589	-	12,256
Professional services	650	7,293	707	17,370
Write off of other assets	-	4,292	13,550	21,605
Other	704	6,401	529	3,154

Total operating expenses	8,725	76,268	25,176	100,585

Loss from operations	(8,725)	(66,635)	(25,176)	(70,539)

Gain (loss) on sale of Local limited Partnerships (Note 2)	(18,215)	(18,215)	41,440	138,567

Interest income	27	71	5	25

Net income (loss)	$(26,913)	$(84,779)	$16,269	$68,053

Net income (loss) allocated to:
General Partner	$(269)	$(848)	$163	$681

Limited Partners	$(26,644)	$(83,931)	$16,106	$67,372

Net income (loss) per Partnership Unit	$(3)	$(8)	$2	$7

Outstanding weighted Partnership Units	9,939	9,939	10,000	10,000

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2013

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2013	$(70,261)	$395,534	$325,273

Net loss	(848)	(83,931)	(84,779)

Partners’ equity (deficit) at December 31, 2013	$(71,109)	$311,603	$240,494

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2013 and 2012

(Unaudited)

	2013	2012

Cash flows from operating activities:
Net income (loss)	$(84,779)	$68,053
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) loss on sale of Local Limited Partnerships	18,215	(138,567)
Decrease in other assets	13,558	24,241
(Increase) decrease in prepaid asset management fees	17,763	(5,125)
(Increase) decrease in prepaid expenses	4,627	(21,973)
Decrease in accrued expenses	(446)	-
Decrease in accrued fees and expenses due to General Partner and affiliates	-	(101,181)

Net cash used in operating activities	(31,062)	(174,552)

Cash flows from investing activities:
Advances to Local Limited Partnerships	(6,589)	(12,256)
Write off of advances to Local Limited Partnerships	6,589	12,256
Net proceeds (payments) made on sale of Local Limited Partnerships	(18,215)	138,567

Net cash provided by (used in) investing activities	(18,215)	138,567

Net decrease in cash	(49,277)	(35,985)

Cash, beginning of period	277,329	103,674

Cash, end of period	$228,052	$67,689

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2013.

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

The partnership agreement authorized the sale of up to 10,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units had concluded in July 1994, at which time 10,000 Partnership Units representing subscriptions in the amount of $10,000,000 had been accepted. As of December 31, 2013, a total of 9,939 Partnership units remain outstanding. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2013

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

For the Quarterly Period Ended December 31, 2013

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General

Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2013.

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

For the Quarterly Period Ended December 31, 2013

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

Prior to the nine months ended December 31, 2013, the Partnership sold its Local Limited Partnership Interest in Beckwood Manor Seven, L.P., Alpine Manor, L.P., Briscoe Manor, Fawn Haven, L.P., Fort Stockton Manor, Pampa Manor Apartments, Vernon Manor Apartments, Baycity Village Apartments, L.P., Madisonville Manor, L.P., Northside Plaza Apartments, L.P., Evergreen Four, L.P., Waterford Place, L.P., Hidden Valley, L.P., Seneca Falls East Apartment Company II, L.P. and Regency Court Apartments, L.P. Each of the Local Limited Partnerships had completed its Compliance Period.

During the nine months ended December 31, 2013, the Partnership sold its Local Limited Partnership Interest in Yantis Housing, Ltd. (“Yantis”) to an unrelated third party for $2. Yantis was appraised for $180,000 and had a mortgage balance of $579,452 as of December 31, 2012. The Partnership incurred approximately $18,217 in sales related expenses which were netted against the proceeds to calculate a loss on sale of $(18,215). No cash distribution will be made to the Limited Partners as a result of this sale. The Partnership’s investment balance was zero at the time of the sale. The Compliance Period has been completed therefore there is no risk of recapture.

As of December 31, 2013, the Partnership has identified four Local Limited Partnerships for possible disposition as listed in the table below. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners. The Compliance Period for all Local Limited Partnership has expired so there is no risk of tax credit recapture to the investors in the Partnership.

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

For the Quarterly Period Ended December 31, 2013

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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2013 and 2012 has been recorded by the Partnership. Management’s estimate for the three and nine month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended December 31, 2013

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

For the Quarterly Period Ended December 31, 2013

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2013 and March 31, 2013, the Partnership had limited partnership interests in 4 and 5 Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate of 269 and 293 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the nine months ended December 31, 2013 and 2012 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2013	2012

Revenues	$666,000	$1,765,000

Expenses
Interest expense	43,000	273,000
Depreciation and amortization	180,000	434,000
Operating expenses	447,000	1,057,000
Total expenses	670,000	1,764,000

Net income (loss)	$(4,000)	$1,000
Net income (loss) allocable to the Partnership	$(4,000)	$1,000
Net income (loss) recorded by the Partnership	$-	$-

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2013

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)	An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the limited Partnerships, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $17,763 and $18,375 were incurred during the nine months ended December 31, 2013 and 2012, respectively. The Partnership paid the General Partner and or its affiliates $0 and $111,409 of those fees during the nine months ended December 31, 2013 and 2012, respectively. Prior to December 31, 2013, the Partnership overpaid its asset management fees, of which $6,487 remains included as prepaid management fees on the condensed balance sheets.

(b)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $50,895 and $103,296 during the nine months ended December 31, 2013 and 2012, respectively. During the nine months ended December 31, 2013, the Partnership overpaid the reimbursements by $4,065, which is included as prepaid expenses on the condensed balance sheets.

(c)	A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership interest. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 16% through December 31, 2004 and 6 % thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2013 and 2012, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2013 consisted of $228,000 in cash, $6,000 in prepaid asset management fees, $4,000 in prepaid expenses and $2,000 in other assets. The Partnership had no liabilities at December 31, 2013.

Results of Operations

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012. The Partnership’s net loss for the three months ended December 31, 2013 was $(27,000) reflecting a decrease of $43,000 from the $16,000 net income for the three months ended December 31, 2012. The decrease in net income was partially due to an $(18,000) loss on sale of Local Limited Partnerships for the three months ended December 31, 2013 compared to a gain of $41,000 for the three months ended December 31, 2012. The gain (loss) on sale of Local Limited Partnerships will vary from period to period depending on the values and sales prices of the Housing Complexes that have been identified for disposition and the closing dates of such transactions. Legal and accounting fees decreased by $1,000 for the three months ended December 31, 2013 due to the timing of the accounting work performed. The write off of other assets decreased by $14,000 during the three months ended December 31, 2013. Capitalized costs from the potential disposition of Local Limited Partnership were expensed due to the length of time it has taken to dispose of the properties. Asset management fees decreased by $2,000 for the three months ended December 31, 2013. The fees are calculated based on the value of the invested assets. As Local Limited Partnerships are sold the invested assets decrease, thereby decreasing the asset management fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Nine Months Ended December 31, 2013 Compared to the Nine Months Ended December 31, 2012. The Partnership’s net loss for the nine months ended December 31, 2013 was $(85,000) reflecting a decrease of $153,000 from the $68,000 net increase for the nine months ended December 31, 2012. The decrease in income was partially due to an $(18,000) loss on sale of Local Limited Partnerships for the nine months ended December 31, 2013 compared to a gain of $139,000 for the nine months ended December 31, 2012. The gain on sale of Local Limited Partnerships will vary from period to period depending on the values and sales prices of the Housing Complexes that have been identified for disposition and the closing dates of such transactions. Legal and accounting fees increased by $(6,000) for the nine months ended December 31, 2013 due to the timing of the accounting work performed. The asset management fees decreased by $1,000 for the nine months ended December 31, 2013 due to the fact that the fees are calculated based on the value of the invested assets, which decreased due to the sale of the Local Limited Partnership Interests. The write off of advances to Local Limited Partnership decreased by $6,000 during the nine months ended December 31, 2013. The advances and write offs vary from period to period based on the needs of the Local Limited Partnerships. There was a $17,000 decrease in write off of other assets for the nine months ended December 31, 2013. Capitalized costs from the potential disposition of Local Limited Partnership were expensed due to the length of time it has taken to dispose of the properties. Professional services decreased by $10,000 for the nine months ended December 31, 2013 due to the timing of consulting work performed. During the nine months ended December 31, 2013 the Partnership received $20,000 less in reporting fees. Reporting fees can fluctuate from year to year due to the fact that the Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Liquidity and Capital Resources

Nine Months Ended December 31, 2013 Compared to Nine Months Ended December 31, 2012. The net decrease in cash during the nine months ended December 31, 2013 was $(49,000) compared to a $(36,000) decrease in cash for the nine months ended December 31, 2012. The change was partially due to net payments made for the disposition of the Local Limited Partnership interest during the nine months ended December 31, 2013 compared to net proceeds of $139,000 received during the nine months ended December 31, 2012. During the nine months ended December 31, 2013 the Partnership reimbursed $(51,000) of operating expenses paid on its behalf to the General Partner or an affiliate compared to $(103,000) reimbursed during the nine months ended December 31, 2012. Additionally, during the nine months ended December 31, 2013 the Partnership paid no accrued asset management fees compared to $(111,000) during the nine months ended December 31, 2012. Each quarter the Partnership evaluates the cash position and determines how much accrued asset management fees and operating expenses reimbursements will be paid to the General Partner or an affiliate. The Partnership advanced $(7,000) to a Local Limited Partnership during the nine months ended December 31, 2013 compared to $(12,000) advanced during the nine months ended December 31, 2012. The advances vary from period to period based on the needs of the Local Limited Partnerships. During the nine months ended December 31, 2013 the Partnership received $20,000 less in reporting fees as discussed above.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5	Other Information

NONE

Item 6.	Exhibits

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.3	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.4	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2013 and March 31, 2013, (ii) the Condensed Statements of Operations for the three and nine months ended December 31, 2013 and 2012, (iii) the Condensed Statement of Partners’ Equity (Deficit) for the nine months ended December 31, 2013, (iv) the Condensed Statements of Cash Flows for the nine months ended December 31, 2013 and 2012 and (v) the Notes to Condensed Financial Statements.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

By:	WNC Tax Credit Partners IV, L.P. General Partner

By:	WNC & ASSOCIATES, INC. General Partner of WNC Tax Credit Partners IV, L.P.

By:	/s/ Wilfred N. Cooper, Jr
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: February 11, 2014

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 11, 2014

