Form 10-K
period 2014-03-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2014-06-10
CIK 913496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Pursuant to a registration statement filed with the Securities and Exchange Commission on October 20, 1993, the Partnership commenced a public offering of 10,000 Units of Limited Partnership Interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. As of the close of the public offering on July 19, 1994 a total of 10,000 Partnership Units representing $10,000,000 had been sold. Holders of Partnership Units are referred to herein as “Limited Partners”. As of March 31, 2014, a total of 9,939 Partnership Units remains outstanding.

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

As a consequence of the provisions of tax law in effect for dispositions of buildings prior to August 2008, in order to avoid recapture of Low Income Housing Credits, the Partnership expected that it would not dispose of its interests in Local Limited Partnerships (“Local Limited Partnership Interests”) or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. That provision of law was amended in 2008 (i) to provide that there would be no recapture on sale of a Low Income Housing Tax Credit building during the Compliance Period if it were reasonable to expect at the time of sale that the building would continue to be operated as qualified low income housing (see “Exit Strategy” below) and (ii) to eliminate the possibility of posting a bond against potential recapture. The Partnership is not seeking to sell its Local Limited Partnership Interests. And, because of (i) the nature of the Housing Complexes and the Local Limited Partnership Interests, (ii) the difficulty of predicting the resale market for low-income housing, (iii) the current economy, and (iv) the ability of lenders to disapprove of transfer, it is not possible at this time to predict when the liquidation of the Partnership’s assets and the disposition of the proceeds, if any, in accordance with the Partnership’s Agreement of Limited Partnership dated May 4, 1993 (the “Partnership Agreement”), would occur. Furthermore, the codification of the economic substance doctrine as part of 2010 legislation has created some uncertainty about the deductibility of losses from low income housing that is not generating Low Income Housing Tax Credits, and this could have an adverse effect on the resale market for Housing Complexes and Local Limited Partnership Interests. Until a Local Limited Partnership Interest or the related Housing Complex is sold, it is anticipated that the Local General Partner would continue to operate such Housing Complex. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the ten-year credit delivery period and/or the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Tax Credits.

The Partnership invested in twenty one Local Limited Partnerships, seventeen of which have been sold or otherwise disposed of as of March 31, 2014. Each of these Local Limited Partnerships owns a single Housing Complex all of which were eligible for the Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, Partnership cash flow, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them or the applicable Local Limited Partnership Interests. The objective is to wind down the Partnership after Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes or the applicable Local Limited Partnership Interests continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2014.

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement.

The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any amounts of cash will be distributed to the Limited Partners, as the proceeds first would be used to pay Partnership obligations and to fund reserves. Similarly, there can be no assurance that the Partnership will be able to sell its Local Limited Partnership Interests, or that cash therefrom would be available for distribution to the Limited Partners.

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

As of March 31, 2013, the Partnership had sold its Local Limited Partnership Interest in Beckwood Manor Seven, L.P., Alpine Manor, L.P., Briscoe Manor, Fawn Haven, L.P., Fort Stockton Manor, Pampa Manor Apartments, Vernon Manor Apartments, Baycity Village Apartments, L.P., Madisonville Manor, L.P., Northside Plaza Apartments, L.P., Evergreen Four, L.P., Waterford Place, L.P., Hidden Valley, L.P., Seneca Falls East Apartment Company II, L.P. and Regency Court Apartments, L.P. Each of the Local Limited Partnerships had completed its Compliance Period.

During the year ended March 31, 2014 the Partnership sold its Local Limited Partnership Interest in Yantis Housing, Ltd. (“Yantis”) to an unrelated third party for $2. Yantis was appraised for $180,000 and had a mortgage balance of $579,452 as of December 31, 2012. The Partnership incurred approximately $18,217 in sales related expenses which were netted against the proceeds to calculate a loss on sale of $(18,215). No cash distribution will be made to the Limited Partners as a result of this sale. The Partnership’s investment balance was zero at the time of the sale. The Compliance Period has been completed therefore there is no risk of recapture.

As of March 31, 2014, the Partnership has identified four Local Limited Partnerships for possible disposition as listed in the table below. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners. The Compliance Periods for all Local Limited Partnerships have expired so there is no risk of tax credit recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/13	Appraisal Value	Estimated Sales Price	Estimated Sales Related Expenses	Estimated Gain on sale

Sandpiper Square, LP	$871,521	$465,000	$20,000	$5,000	$15,000

Mt Graham Housing, Ltd	1,291,776	1,035,000	40,000	3,000	37,000

HOI Limited Partnership of Lenoir	276,747	635,000	11,100	7,000	4,100

Laurel Creek Apartments*	59,280	2,270,000	-	-	-

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

Housing Complexes subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing Complexes. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with some such subsidy programs:

●	Obtaining tenants for the Housing Complexes. Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.

●	Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.

●	Limitations on cash distributions. The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.

●	Limitations on sale or refinancing of the Housing Complexes. A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the lender or state allocating agency. The lender or state allocating agency may withhold such approval in the discretion of the lender or state allocating agency. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.

●	Limitations on transfers of interests in Local Limited Partnerships. The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the lender or state allocating agency. The lender or state allocating agency may withhold such approval in the discretion of the lender or state allocating agency. Approval may be subject to conditions.

●	Limitations on removal and admission of Local General Partners. The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the lender or state allocating authority. Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the lender. Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.

●	Limitations on subsidy payments. Subsidy payments may be fixed in amount and subject to annual legislative appropriations. The rental revenues of a Housing Complex, when combined with the maximum committed subsidy, may be insufficient to meet obligations. Congress or the state legislature, as the case may be, may fail to appropriate or increase the necessary subsidy. In those events, the mortgage lender could foreclose on the Housing Complex unless a workout arrangement could be negotiated.

●	Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.

●	Limited Partners may not receive distributions if Housing Complexes are sold. There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex. The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses at the Local Limited Partnership and Partnerships levels which must be paid at such time. If that happens, a Limited Partner’s return would be derived only from the Low Income Housing Tax Credits and tax losses. Similar risks apply to sales of Local Limited Partnership Interests.

Uninsured casualties could result in losses and recapture. There are casualties which are either uninsurable or not economically insurable. These include earthquakes, floods, wars and losses relating to hazardous materials or environmental matters. If a Housing Complex experienced an uninsured casualty, the Partnership could lose both its invested capital and anticipated profits in such property. Even if the casualty were an insured loss, the Local Limited Partnership might be unable to rebuild the destroyed property. A portion of prior Low Income Housing Tax Credits could be recaptured and future Low Income Housing Tax Credits could be lost if the Housing Complex were not restored within a reasonable period of time. And liability judgments against the Local Limited Partnership could exceed available insurance proceeds or otherwise materially and adversely affect the Local Limited Partnership. The cost of liability and casualty insurance has increased in recent years. Casualty insurance has become more difficult to obtain and may require large deductible amounts.

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

The Partnership’s investment protection policies will be worthless if the net worth of the Local General Partners is not sufficient to satisfy their obligations. There is a risk that the Local General Partners will be unable to perform their financial obligations to the Partnership. The General Partner has not established a minimum net worth requirement for the Local General Partners. Rather, at the time of the Partnership’s investment, each Local General Partner demonstrated a net worth which the General Partner believed was appropriate under the circumstances. The assets of the Local General Partners are likely to consist primarily of real estate holdings and similar assets. The fair market value of these types of assets is difficult to estimate. These types of assets cannot be readily liquidated to satisfy the financial guarantees and commitments which the Local General Partners make to the Partnership. Moreover, other creditors may have claims on these assets. No escrow accounts or other security arrangements will be established to ensure performance of a Local General Partner’s obligations. The cost to enforce a Local General Partner’s obligations may be high. If a Local General Partner does not satisfy its obligations the Partnership may have no remedy, or the remedy may be limited to removing the Local General Partner as general partner of the Local Limited Partnership.

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

The interests of Limited Partners may conflict with the interests of the General Partner and its affiliates. The General Partner and its affiliates are committed to the management of more than 100 other limited partnerships that have investments similar to those of the Partnership. The General Partner and its affiliates receive substantial compensation from the Partnership. The General Partner decides how the Partnership’s investments in Housing Complexes are managed, and when the investments will be sold. The General Partner may face a conflict in these circumstances because the General Partner’s share of fees and cash distributions from the transaction may be more or less than their expected share of fees if a Housing Complex was not sold. The Partnership has not developed any formal process for resolving conflicts of interest. However, the General Partner is subject to a fiduciary duty to exercise good faith and integrity in handling the affairs of the Partnership, and that duty will govern its actions in all such matters. Furthermore, the manner in which the Partnership can operate and sell investments is subject to substantial restrictions as outlined in the Partnership Agreement.

The Partnership’s accrued payables generally consist primarily of the asset management fees payable to the General Partner. These asset management fees payable increased (decreased) by $25,000, $(88,000), and $(188,000) for the years ended March 31, 2014, 2013, and 2012, respectively. During the year ended March 31, 2013 these asset management fees payable were overpaid by $24,250, which is recorded as prepaid asset management fees on the March 31, 2013 balance sheet. The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships. The future annual asset management fees will equal approximately $23,000 per year through the termination of the Partnership, which must occur no later than December 31, 2050.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the remaining four Housing Complexes as of the dates or for the periods indicated:

			As of March 31, 2014		As of December 31, 2013
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits	Mortgage Balances of Local Limited Partnership
HOI Limited Partnership of Lenoir (1)	Lenoir, North Carolina	Housing Opportunities, Inc.	$198,000	$198,000	34	$400,000	$277,000

Laurel Creek Apartments (1)	San Luis Obispo, California	San Luis Obispo Non-Profit Housing Corp.	1,030,000	1,030,000	24	2,103,000	59,000

Mt. Graham Housing, Ltd. (1)	Safford, Arizona	Rural Housing, Inc.	410,000	410,000	40	788,000	1,292,000

Sandpiper Square, a Limited Partnership (1)	Aulander, North Carolina	I. Norwood Stone	219,000	219,000	24	433,000	871,000

			$1,857,000	$1,857,000	122	$3,724,000	$2,499,000

(1)	The Local Limited Partnership was identified for sale as of March 31, 2014.

	For the Year Ended December 31, 2013
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

HOI Limited Partnership of Lenoir (1)	$204,000	$76,000	N/A

Laurel Creek Apartments (1)	240,000	36,000	N/A

Mt. Graham Housing, Ltd. (1)	242,000	(12,000)	N/A

Sandpiper Square, a Limited Partnership (1)	129,000	(9,000)	N/A

Total	$815,000	$91,000

(1)	The Local Limited Partnership was identified for sale as of March 31, 2014.

N/A – All of the Low Income Housing Tax Credits have been allocated to the Partnership and there are no future Low Income Housing Tax Credits expected to be received.

WNC Housing Tax Credit Fund IV, L.P., Series 1

March 31, 2014

		Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2013	2012	2011	2010	2009

Alpine Manor, L.P.	Alpine, Texas	1600 Capital Company, Inc.	N/A	N/A	N/A	100%	94%

Baycity Village Apartments, Limited Partnership	Baytown, Texas	Green Companies Development Group, Inc.	N/A	N/A	90%	87%	92%

Beckwood Manor Seven Limited Partnership	Marianna, Arkansas	Phillips Development Corporation	N/A	N/A	N/A	100%	100%

Briscoe Manor Limited Partnership	Galena, Maryland	McKnight & Decoster, Inc.	N/A	N/A	N/A	97%	100%

Evergreen Four Limited Partnership	Maynard, Arkansas	Phillips Development Corporation	N/A	N/A	79%	71%	92%

Fawn Haven Limited Partnership	Manchester, Ohio	Georg E. Maharg and Maharg Realty, Inc.	N/A	N/A	N/A	89%	89%

Fort Stockton Manor, L.P.	Ft. Stockton, Texas	1600 Capital Company, Inc.	N/A	N/A	N/A	97%	100%

Hidden Valley Limited Partnership	Gallup, New Mexico	Alan Deke Noftsker	N/A	N/A	100%	95%	98%

HOI Limited Partnership Of Lenoir	Lenoir, North Carolina	Housing Opportunities, Inc.	100%	94%	100%	100%	100%

Indian Creek Limited Partnership	Bucyrus, Ohio	Georg E. Maharg	N/A	N/A	N/A	92%	92%

WNC Housing Tax Credit Fund IV, L.P., Series 1

March 31, 2014

		As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2013	2012	2011	2010	2009

Laurel Creek Apartments	San Luis Obispo, California	San Luis Obispo Non-Profit Housing Corp.	100%	96%	100%	100%	92%

Madisonville Manor Senior Citizens Complex, Ltd.	Madisonville, Texas	Jean Johnson	N/A	N/A	100%	100%	100%

Mt. Graham Housing, Ltd.	Safford, Arizona	Rural Housing, Inc.	95%	90%	78%	85%	90%

Northside Plaza Apartments, Ltd.	Angleton, Texas	Jean Johnson	N/A	N/A	100%	98%	94%

Pampa Manor, L.P.	Pampa, Texas	1600 Capital Company, Inc.	N/A	N/A	N/A	84%	94%

Regency Court Partners	Monrovia, California	Community Housing Assistance Program, Inc., a California Nonprofit Corporation	N/A	99%	99%	100%	100%

Sandpiper Square, a Limited Partnership	Aulander, North Carolina	I. Norwood Stone	100%	96%	96%	96%	100%

Seneca Falls East Apartments Company II, L.P.	Seneca Falls, New York	David R. Bacon and Frank Salvatore	N/A	91%	81%	91%	91%

WNC Housing Tax Credit Fund IV, L.P., Series 1

March 31, 2014

		As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2013	2012	2011	2010	2009

Vernon Manor, L.P.	Vernon, Texas	1600 Capital Company, Inc.	N/A	N/A	N/A	86%	86%

Waterford Place, a Limited Partnership	Calhoun Falls, South Carolina	Thomas E. Connelly, Jr., TEC Rental Properties Inc., Warren H. Abernathy, II and Solid South, Inc.	N/A	N/A	91%	88%	94%

Yantis Housing, Ltd.	Yantis, Texas	Charles Cannon Jr.	N/A	88%	92%	96%	83%

		Weighted average	98%	95%	94%	93%	95%

Item 3. Legal Proceedings

NONE

Item 4. Mine Safety Disclosures

NOT APPLICABLE

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

a)	The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

b)	At March 31, 2014, there were 727 Limited Partners, and no assignees of Partnership Units who were not admitted as Limited Partners.

c)	The Partnership was not designed to provide operating cash distributions to Limited Partners. It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership. There can be no assurance in this regard. Any distributions would be made in accordance with the terms of the Partnership Agreement. For all periods presented there were no cash distributions to the Limited Partners.

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock.

f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2014.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2014	2013	2012	2011	2010

ASSETS
Cash	$227,091	$277,329	$103,674	$74,767	$147,100
Prepaid asset management fees	-	24,250	-	-	-
Prepaid expenses	-	8,692	-	-	-
Other assets	1,611	15,448	43,305	-	-
Investments in Local Limited Partnerships, net	-	-	-	-	-

Total Assets	$228,702	$325,719	$146,979	$74,767	$147,100

LIABILITIES
Accrued expenses	$-	$446	$-	$-	$-
Accrued fees and expenses due to General Partner and affiliates	13,217	-	101,181	345,656	259,216

Total Liabilities	13,217	446	101,181	345,656	259,216

PARTNERS’ EQUITY (DEFICIT)	215,485	325,273	45,798	(270,889)	(112,116)

Total Liabilities and Partners’ Equity (Deficit)	$228,702	$325,719	$146,979	$74,767	$147,100

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2014	2013	2012	2011	2010

Loss from operations	$(91,661)	$(79,935)	$(102,309)	$(158,961)	$(10,448)
Gain (loss) on sale of Local Limited Partnerships	(18,215)	359,383	392,308	-	-
Interest income	88	27	34	188	198
Net income (loss)	$(109,788)	$279,475	$290,033	$(158,773)	$(10,250)

Net income (loss) allocated to:
General Partner	$(1,098)	$2,795	$2,900	$(1,588)	$(103)

Limited Partners	$(108,690)	$276,680	$287,133	$(157,185)	$(10,147)

Net income (loss) per Partnership Unit	$10.94	$27.77	$28.71	$(15.72)	$(1.01)

Outstanding weighted Partnership Units	9,939	9,962	10,000	10,000	10,000

	For the Years Ended March 31,
	2014	2013	2012	2011	2010

Net cash provided by (used in):

Operating activities	$(25,434)	(206,462)	(357,673)	$(72,333)	$29,491
Investing activities	(24,804)	380,117	386,580	-	-

Net change in cash	(50,238)	173,655	28,907	(72,333)	29,491

Cash, beginning of period	277,329	103,674	74,767	147,100	117,609

Cash, end of period	$227,091	277,329	103,674	$74,767	$147,100

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

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2010 remain open.

Impact of Recent Accounting Pronouncements

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

Financial Condition

For the year ended March 31, 2014

The Partnership’s assets at March 31, 2014 consisted of $227,000 in cash and $2,000 in other assets. Liabilities at March 31, 2014 consisted of $13,000 of accrued fees and expenses.

Results of Operations

Year Ended March 31, 2014 Compared to Year Ended March 31, 2013 The Partnership’s net loss for the year ended March 31, 2014 was $(110,000), reflecting a decrease of $(389,000) from the net income experienced for the year ended March 31, 2013 of $279,000. The decrease in net income was partially due to a $(18,000) loss on sale of a Local Limited Partnership for the year ended March 31, 2014 compared to the gain of $359,000 for the year ended March 31, 2013. The gain on sale of Local Limited Partnerships will vary from period to period depending on the values and sale prices of the housing complexes that have been identified for disposition and the closing dates of such transactions. There was an increase in accounting and legal fees of $(12,000) for the year ended March 31, 2014 compared to the year ended March 31, 2013, due to the timing of the accounting work performed. Asset management fees decreased by $1,000 during the year ended March 31, 2014. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. Write off of advances to Local Limited Partnerships decreased by $6,000 for the year ended March 31, 2014. The advances and write offs vary from period to period based on the needs of the Local Limited Partnerships. The write off of other assets decreased by $21,000 during the year ended March 31, 2014. Capitalized costs from potential disposition of Local Limited Partnership were expensed due to the length of time it has taken to dispose of the properties. Professional services decreased by $8,000 for the year ended March 31, 2014 due to the timing of consulting work performed. During the year ended March 31, 2014 the Partnership received $25,000 less in total operating income. Reporting fees and distribution income fluctuate from year to year due to the fact that the Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

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

Liquidity and Capital Resources

Year Ended March 31, 2014 Compared to Year Ended March 31, 2013 The net decrease in cash during the year ended March 31, 2014 was $(50,000) compared to a net increase in cash for the year ended March 31, 2013 of $174,000. The change was mainly due to the $(18,000) net payments made for the disposition of the Local Limited Partnerships during the year ended March 31, 2014 compared to net proceeds of $392,000 received during the year ended March 31, 2013. The write off of advances to Local Limited Partnership decreased by $6,000 during the year ended March 31, 2014. The advances and write offs vary from period to period based on the needs of the Local Limited Partnerships. The Partnership paid no accrued asset management fees during the year ended March 31, 2014 compared to $(137,000) paid during the year ended March 31, 2013. In addition, the Partnership reimbursed the General Partner or an affiliate accrued operating expenses paid on its behalf of $(52,000) during the year ended March 31, 2014 compared to $(103,000) reimbursed during the year ended March 31, 2013. During the year ended March 31, 2014 the Partnership received $25,000 less in total operating income. Reporting fees and distribution income fluctuate from year to year due to the fact that the Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

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

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2014:

	2015	2016	2017	2018	2019	Thereafter	Total

Asset management fees(1)	$36,406	$23,189	$23,189	$23,189	$23,189	$718,859	$848,021
Total contractual cash obligations	$36,406	$23,189	$23,189	$23,189	$23,189	$718,859	$848,021

(1)	Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2050. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes owned at March 31, 2014 until December 31, 2050. Amounts due to the General Partner as of March 31, 2014 have been included in the 2015 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 1

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund IV, L.P., Series 1 (the “Partnership”) as of March 31, 2014 and 2013, and the related statements of operations, partners’ equity (deficit), and cash flows for the years then ended. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund IV, L.P., Series 1 as of March 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to the years ended March 31, 2014 and 2013 is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick LLP
CohnReznick LLP
Bethesda, Maryland
June 10, 2014

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Partners

WNC Housing Tax Credit Fund IV, L.P., Series 1

We have audited the accompanying statements of operations, partners’ equity (deficit) and cash flows of WNC Housing Tax Credit Fund IV, L.P., Series 1 (the Partnership) for the year ended March 31, 2012. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, WNC Housing Tax Credit Fund IV, L.P., Series 1's results of its operations and its cash flows for the year ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to year above are presented for the purpose of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Reznick Group, P.C.

Bethesda, Maryland

June 20, 2012

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

BALANCE SHEETS

	March 31,
	2014	2013
ASSETS
Cash	$227,091	$277,329
Prepaid asset management fees	-	24,250
Prepaid expenses	-	8,692
Other assets	1,611	15,448
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-

Total Assets	$228,702	$325,719

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued expenses	$-	$446
Accrued fees and expenses due to General Partner and Affiliate	13,217	-

Total Liabilities	13,217	446

Partners’ Equity (Deficit)
General Partner	(71,359)	(70,261)
Limited Partners (10,000 Partnership Units authorized; 9,939 and 9,962, respectively, Partnership Units issued and outstanding)	286,844	395,534

Total Partners’ Equity (Deficit)	215,485	325,273

Total Liabilities and Partners’ Equity (Deficit)	$228,702	$325,719

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2014	2013	2012

Operating income:
Reporting fees	$637	$13,458	$5,211
Distribution income	8,996	20,758	19,256
Total operating income	9,633	34,216	24,467

Operating expenses:
Asset management fees (Note 3)	24,585	25,250	35,000
Accounting and legal fees	41,026	29,325	39,511
Write off of other assets	4,792	25,705	-
Write off of advances to Local Limited Partnership	6,589	12,256	31,294
Professional services	10,720	18,460	8,291
Other	13,582	3,155	12,680
Total operating expenses	101,294	114,151	126,776

Loss from operations	(91,661)	(79,935)	(102,309)

Gain (loss) on sale of Local Limited Partnerships (Note 2)	(18,215)	359,383	392,308

Interest income	88	27	34

Net income (loss)	$(109,788)	$279,475	$290,033

Net income (loss) allocated to:
General Partner	$(1,098)	$2,795	$2,900
Limited Partners	$(108,690)	$276,680	$287,133

Net income (loss) per Partnership Unit	$(10.94)	$27.77	$28.71

Outstanding weighted Partnership Units	9,939	9,962	10,000

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

	General Partner	Limited Partners	Total

Partners’ deficit at March 31, 2011	$(102,610)	$(168,279)	$(270,889)

Contributions (Note 5)	26,654	-	26,654

Net income	2,900	287,133	290,033

Partners’ equity (deficit) at March 31, 2012	(73,056)	118,854	45,798

Net income	2,795	276,680	279,475

Partners’ equity (deficit) at March 31, 2013	(70,261)	395,534	325,273

Net loss	(1,098)	(108,690)	(109,788)

Partners’ equity (deficit) at March 31, 2014	$(71,359)	$286,844	$215,485

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For The Years Ended March 31,
	2014	2013	2012

Cash flows from operating activities:
Net income (loss)	$(109,788)	$279,475	$290,033
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) loss on sale of Local Limited Partnerships	18,215	(359,383)	(392,308)
Write off advances to Limited Partnerships	6,589	12,256	31,294
(Increase) decrease in other assets	13,837	(5,133)	(68,871)
(Increase) decrease in prepaid asset management fee	24,250	(24,250)	-
(Increase) decrease in prepaid expenses	8,692	(8,692)	-
Increase (decrease) in accrued expenses	(446)	446	-
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	13,217	(101,181)	(217,821)

Net used in operating activities	(25,434)	(206,462)	(357,673)

Cash flows from investing activities
Advances to Local Limited Partnerships	(6,589)	(12,256)	(31,294)
Net proceeds (payments) for sale of Local Limited Partnerships	(18,215)	392,373	417,874

Net cash provided by (used in) investing activities	(24,804)	380,117	386,580

Net increase (decrease) in cash	(50,238)	173,655	28,907

Cash, beginning of year	277,329	103,674	74,767

Cash, end of year	$227,091	$277,329	$103,674

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$800	$800	$800

NONCASH INVESTING AND FINANCING ACTIVITIES
Advances made to the Partnership by the General Partner in prior years were converted to General Partner equity.	$-	$-	$26,654

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2014, 2013, and 2012

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

The partnership agreement authorized the sale of up to 10,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units had concluded in July 1994, at which time 10,000 Partnership Units representing subscriptions in the amount of $10,000,000 had been accepted. As of March 31, 2014, a total of 9,939 Partnership units remain outstanding. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments.

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement). The General Partner would then be entitled to receive proceeds equal to its capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 99% to the Limited Partners (in proportion to their respective investments) and 1% to the General Partner.

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

For the Years Ended March 31, 2014, 2013, and 2012

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

For the Years Ended March 31, 2014, 2013, and 2012

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2014.

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

As of March 31, 2013, the Partnership had sold its Local Limited Partnership Interest in Beckwood Manor Seven, L.P., Alpine Manor, L.P., Briscoe Manor, Fawn Haven, L.P., Fort Stockton Manor, Pampa Manor Apartments, Vernon Manor Apartments, Baycity Village Apartments, L.P., Madisonville Manor, L.P., Northside Plaza Apartments, L.P., Evergreen Four, L.P., Waterford Place, L.P., Hidden Valley, L.P., Seneca Falls East Apartment Company II, L.P. and Regency Court Apartments, L.P. Each of the Local Limited Partnerships had completed its Compliance Period.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013, and 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the year ended March 31, 2014, the Partnership sold its Local Limited Partnership Interest in Yantis Housing, Ltd. (“Yantis”) to an unrelated third party for $2. Yantis was appraised for $180,000 and had a mortgage balance of $579,452 as of December 31, 2012. The Partnership incurred approximately $18,217 in sales related expenses which were netted against the proceeds to calculate a loss on sale of $(18,215). No cash distribution will be made to the Limited Partners as a result of this sale. The Partnership’s investment balance was zero at the time of the sale. The Compliance Period has been completed therefore there is no risk of recapture.

As of March 31, 2014, the Partnership identified four Local Limited Partnerships for possible disposition as listed in the table below. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners. The Compliance Periods for all Local Limited Partnerships have expired so there is no risk of tax credit recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/13	Appraisal Value	Estimated Sales Price	Estimated Sales Related Expenses	Estimated Gain on sale

Sandpiper Square, LP	$871,521	$465,000	$20,000	$5,000	$15,000

Mt Graham Housing, Ltd	1,291,776	1,035,000	40,000	3,000	37,000

HOI Limited Partnership of Lenoir	276,747	635,000	11,100	7,000	4,100

Laurel Creek Apartments*	59,280	2,270,000	-	-	-

* As of the date of this report, the sales price and sales related expenses cannot be determined.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013, and 2012

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

Distributions received from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2014 and 2013, all investment accounts in Local Limited Partnerships had reached zero.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013, and 2012

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

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2010 remain open.

Revenue Recognition

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships. The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships. Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

Concentration of Credit Risk

From time to time, the Partnership maintains cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013, and 2012

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

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2014 and 2013, the Partnership owns Local Limited Partnership interests in 4 and 5 Local Limited Partnerships, respectively, each of which owns one Housing complex, consisting of an aggregate of 122 and 293 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2014 and 2013 are approximately $(546,000) and $457,000, respectively, (less than) greater than the Partnership’s equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below. This difference is primarily due to unrecorded losses as discussed below, acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership’s investment account, impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership’s financial statements.

For all periods presented, the investment accounts in all of the Local Limited Partnerships have reached a zero balance. Consequently, all of the Partnership’s estimate of its share of losses for the years ended March 31, 2014, 2013, and 2012 amounting to approximately $21,000, $158,000, and $167,000, respectively, have not been recognized. As of March 31, 2014, the aggregate share of net losses not recognized by the Partnership amounted to approximately $604,000.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013, and 2012

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

COMBINED CONDENSED BALANCE SHEETS

	2013	2012
ASSETS
Buildings and improvements (net of accumulated depreciation as of December 31, 2013 and 2012 of $4,030,000 and $8,287,000 respectively)	$2,275,000	$8,113,000
Land	537,000	602,000
Other assets	906,000	1,373,000
Total assets	$3,718,000	$10,088,000

LIABILITIES
Mortgage payable	$2,499,000	$7,994,000
Due to affiliates	20,000	435,000
Other liabilities	65,000	789,000

Total liabilities	2,584,000	9,218,000

PARTNERS’ EQUITY (DEFICIT)
WNC Housing Tax Credit Fund IV, L.P., Series 1	546,000	(457,000)
Other partners	588,000	1,327,000
Total partners’ equity (deficit)	1,134,000	870,000
Total liabilities and partners’ equity (deficit)	$3,718,000	$10,088,000

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013, and 2012

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2013	2012	2011

Revenues	$841,000	$1,948,000	$3,288,000

Expenses:
Operating expenses	495,000	316,000	445,000
Interest expense	35,000	507,000	795,000
Depreciation and amortization	220,000	1,218,000	2,154,000

Total expenses	750,000	2,041,000	3,394,000

Net income (loss)	$91,000	$(93,000)	$(106,000)

Net income (loss) allocable to the Partnership,	$90,000	$(92,000)	$(103,000)

Net income (loss) recorded by the Partnership	$-	$-	$-

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

Acquisition fees of up to 8% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented the Partnership incurred total acquisition fees of $800,000, which have been included in investments in Local Limited Partnerships. As of all periods presented, the fees had been fully amortized or impaired. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. If an impairment loss related to the acquisition expenses was recorded, the accumulated amortization was reduced to zero at that time.

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

An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such. Asset management fees of $24,585, $25,250, and $35,000 were incurred during the years ended March 31, 2014, 2013, and 2012, respectively, of which $0, $137,409, and $222,633, was paid during the years ended March 31, 2014, 2013, and 2012, respectively. During the year ended March 31, 2013, the Partnership overpaid its asset management fees by $24,250, which is included as prepaid asset management fees on the March 31, 2013 balance sheet.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013, and 2012

NOTE 3 – RELATED PARTY TRANSACTIONS, continued

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

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $51,872, $103,296, and $186,196 during the years ended March 31, 2014, 2013, and 2012, respectively. During the year ended March 31, 2013, the Partnership overpaid its reimbursements by $8,692 which is included as prepaid expenses on the March 31, 2013 balance sheet.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013, and 2012

NOTE 3 – RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2014	2013

Asset management fee payable	$335	$-
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	12,882	-

Total	$13,217	$-

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
2014
Income	$10,000	$-	$-	$-

Operating expenses	(20,000)	(48,000)	(9,000)	(25,000)

Loss from operations	(10,000)	(48,000)	(9,000)	(25,000)

Loss on sale of Local Limited Partnerships	-	-	(18,000)	-

Net loss	(10,000)	(48,000)	(27,000)	(25,000)

Net loss available to Limited Partners	(10,000)	(47,000)	(27,000)	(25,000)

Net loss per Partnership Unit	(1)	(5)	(3)	(2)

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013, and 2012

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

	June 30	September 30	December 31	March 31
2013

Income	$30,000	$-	$-	$4,000

Operating expenses	(40,000)	(35,000)	(25,000)	(14,000)

Loss from operations	(10,000)	(35,000)	(25,000)	(10,000)

Gain on sale of Local Limited Partnerships	27,000	70,000	41,000	221,000

Net income	17,000	35,000	16,000	211,000

Net income available to Limited Partners	17,000	34,000	16,000	210,000

Net income per Partnership Unit	2	3	2	21

	June 30	September 30	December 31	March 31
2012

Income	$3,000	$16,000	$-	$5,000

Operating expenses	(45,000)	(26,000)	(40,000)	(15,000)

Loss from operations	(42,000)	(10,000)	(40,000)	(10,000)

Gain on sale of Local Limited Partnerships	-	77,000	313,000	2,000

Net income (loss)	(42,000)	67,000	273,000	(8,000)

Net income (loss) available to Limited Partners	(42,000)	66,000	271,000	(8,000)

Net income (loss) per Partnership Unit	(4)	6	27	(1)

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013, and 2012

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

(b)	Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2014. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2014.

For purposes of the Securities Exchange Act of 1934, the term “material weakness” is a deficiency, or a combination of deficiencies, in a reporting company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. For the reasons discussed above in this Item 9A, sub-section (a) under the caption “Evaluation of disclosure controls and procedures,” the Partnership’s internal control over financial reporting has not been effective in permitting timely reporting of the Partnership’s financial information. Accordingly, the management of Associates believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

(c)	Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information

NONE

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

(a)	Identification of Directors, (b) Identification of Executive Officers, (c) Identification of Certain Significant Employees, (d) Family Relationships, and (e) Business Experience

The Partnership has no directors, executives officers or employees of its own. The business of the Partnership is conducted primarily through Associates. Associates is a California corporation which was organized in 1971. The following biographical information is presented for the officers and employees of Associates with principal responsibility for the Partnership’s affairs.

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

Item 11. Executive Compensation

The General Partner and its affiliates are not permitted under Section 5.6 of the Partnership Agreement to receive any salary, fees, profits, distributions or allocations from the Partnership or any Local Limited Partnership in which the Partnership invests except as expressly allowed by the Agreement. The compensation and other economic benefits to the General Partner and its Affiliates provided for in the Agreement and paid during the periods covered by this report or that could be paid in future periods are summarized below.

(a)	Compensation for Services

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such affiliate may receive an annual asset management fee equal to the greater of (i) $2,000 for each Housing Complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership’s allocable share of the mortgages. The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Fees of $24,585, $25,250, and $35,000 were incurred during the years ended March 31, 2014, 2013 and 2012, respectively, of which approximately $0, $137,000, and $223,000, was paid during the years ended March 31, 2014, 2013, and 2012, respectively. During the year ended March 31, 2013, the Partnership overpaid its asset management fees by $24,250, which is included as prepaid asset management fees on the March 31, 2013 balance sheet.

Subject to a number of terms and conditions set forth in the Agreement, the General Partner and its affiliates may be entitled to compensation for property management services actually rendered by the General Partner or its affiliates respecting the Housing Complexes owned by Local Limited Partnerships. No property management services were rendered and no such compensation was payable for services during the periods covered by this report.

(b)	Operating Expenses

Reimbursement to the General Partner or any of its affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.3 of the Partnership Agreement The Agreement defines “Operating Cash Expenses” as

“ .. . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include fees paid by the Partnership to any General Partner or any Affiliate of a General Partner permitted by this Agreement and the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by a General Partner, an Affiliate of a General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with a General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount.”

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $12,882, $0, and $13,272 as of March 31, 2014, 2013, and 2012, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $51,872, $103,296, and $186,196 during the years ended March 31, 2014, 2013, and 2012, respectively. During the year ended March 31, 2013, the Partnership overpaid its reimbursements by $8,692 which is included as prepaid expenses on the March 31, 2013 balance sheet.

(c)	Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $0 for the years ended December 31, 2013, 2012, and 2011. The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2014, 2013 and 2012. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds. There were no such distributions of cash to the General Partner during the years ended March 31, 2014, 2013, and 2012.

(d)	Subordinated Disposition Fee

The General Partner may receive a subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership interest. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 16% through December 31, 2003 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

(e)	Compensation Committee Interlocks and Insider Participation

The Partnership has no compensation committee.

(f)	Compensation Committee Report

The Partnership has no compensation committee.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a)	The General Partner manages all of the Partnership’s affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firms for the years ended March 31:

	2013	2012
Audit Fees	$26,050	$26,465
Audit-related Fees
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$26,050	$26,465

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	List of Financial statements included in Part II hereof

Reports of Independent Registered Public Accounting Firms.

Balance Sheets, March 31, 2014 and 2013

Statements of Operations for the years ended March 31, 2014, 2013, and 2012.

Statements of Partners’ Equity (Deficit) for the years ended March 31, 2014, 2013, and 2012.

Statements of Cash Flows for the years ended March 31, 2014, 2013, and 2012.

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

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2014 and 2013, (ii) the Statements of Operations for the years ended March 31, 2014, 2013, and 2012, (iii) the Statements of Partners’ Equity (Deficit) for the years ended March 31, 2014, 2013, and 2012, (iv) the Statements of Cash Flows for the years ended March 31, 2014, 2013, and 2012 and (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund IV, L.P., Series 1

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2014

		As of March 31, 2014		As of December 31, 2013
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnership	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

HOI Limited Partnership of Lenoir (1)	Lenoir, North Carolina	$198,000	$198,000	$277,000	$173,000	$1,029,000	$614,000	$588,000

Laurel Creek Apartments (1)	San Luis Obispo, California	1,030,000	1,030,000	59,000	275,000	1,899,000	1,353,000	821,000

Mt. Graham Housing, Ltd. (1)	Safford, Arizona	410,000	410,000	1,292,000	55,000	2,088,000	1,447,000	696,000

Sandpiper Square, a Limited Partnership (1)	Aulander, North Carolina	219,000	219,000	871,000	34,000	1,289,000	616,000	707,000

Total		$1,857,000	$1,857,000	$2,499,000	$537,000	$6,305,000	$4,030,000	$2,812,000

(1)	The Local Limited Partnership was identified for sale as of March 31, 2014.

WNC Housing Tax Credit Fund IV, L.P., Series 1

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2014

	For the Year Ended December 31, 2013
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Estimated Useful Life (Years)

HOI Limited Partnership Of Lenoir (1)	$204,000	$76,000	40

Laurel Creek Apartments (1)	240,000	36,000	27.5

Mt. Graham Housing, Ltd. (1)	242,000	(12,000)	27.5

Sandpiper Square, a Limited Partnership (1)	129,000	(9,000)	35

Total	$815,000	$91,000

(1)	The Local Limited Partnership was identified for sale as of March 31, 2014.

WNC Housing Tax Credit Fund IV, L.P., Series 1

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2013

		As of March 31, 2013		As of December 31, 2012
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnership	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

HOI Limited Partnership of Lenoir (1)	Lenoir, North Carolina	$198,000	$198,000	$311,000	$173,000	$1,040,000	$612,000	$601,000

Laurel Creek Apartments (1)	San Luis Obispo, California	1,030,000	1,030,000	128,000	275,000	1,894,000	1,284,000	885,000

Mt. Graham Housing, Ltd. (1)	Safford, Arizona	410,000	410,000	1,304,000	55,000	2,078,000	1,362,000	771,000

Regency Court Apartments, L.P.(2)	Monrovia, California	N/A	N/A	3,950,000	-	7,990,000	3,476,000	4,514,000

Sandpiper Square, a Limited Partnership (1)	Aulander, North Carolina	219,000	219,000	880,000	34,000	1,279,000	581,000	732,000

Seneca Falls East Apartments Company II, L.P. (2)	Seneca Falls, New York	N/A	N/A	842,000	38,000	1,266,000	567,000	737,000

Yantis Housing, Ltd. (1)	Yantis, Texas	145,000	145,000	579,000	27,000	853,000	405,000	475,000

Total		$2,002,000	$2,002,000	$7,994,000	$602,000	$16,400,000	$8,287,000	$8,715,000

(1)	The Local Limited Partnership was identified for sale as of March 31, 2013.

(2)	The Local Limited Partnership was sold subsequent to December 31, 2012 but prior to March 31, 2013.

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

Date: June 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: June 10, 2014

By:	/s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: June 10, 2014

By:	/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: June 10, 2014

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: June 10, 2014

