Form 10-Q
period 2014-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2014-08-12
CIK 913496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended June 30, 2014

2

Part I. Financial Information

Item 1. Financial Statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2014	March 31, 2014

ASSETS

Cash	$224,812	$227,091
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	1,955	1,611

Total Assets	$226,767	$228,702

LIABILITIES AND PARTNERS’ EQUITY ( DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$7,385	$13,217

Total Liabilities	7,385	13,217

Partners’ Equity (Deficit):
General Partner	(71,320)	(71,359)
Limited Partners (10,000 Partnership Units authorized; 9,939 Partnership Units, respectively, issued and outstanding)	290,702	286,844

Total Partners’ Equity (Deficit)	219,382	215,485

Total Liabilities and Partners’ Equity (Deficit)	$226,767	$228,702

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013
	Three Months	Three Months

Operating income:
Reporting fees	$10,951	$9,633

Total operating income	10,951	9,633

Operating expenses:
Asset management fees (Note 3)	5,797	6,396
Legal and accounting fees	108	5,710
Professional services	1,166	2,287
Other	-	5,153

Total operating expenses	7,071	19,546

Income (loss) from operations	3,880	(9,913)

Interest income	17	18

Net income (loss)	$3,897	$(9,895)

Net income (loss) allocated to:
General Partner	$39	$(99)

Limited Partners	$3,858	$(9,796)

Net income (loss) per Partnership Unit	$-	$(1)

Outstanding weighted Partnership Units	9,939	9,962

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2014

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2014	$(71,359)	$286,844	$215,485

Net income	39	3,858	3,897

Partners’ equity (deficit) at June 30, 2014	$(71,320)	$290,702	$219,382

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013

Cash flows from operating activities:
Net income (loss)	$3,897	$(9,895)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase in other assets	(344)	(3,621)
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(5,832)	2,969
Decrease in prepaid asset management fees	-	6,396
Decrease in prepaid expenses	-	8,692
Increase in due from affiliate	-	(64,504)
Decrease in accrued expenses	-	(446)

Net cash used in operating activities	(2,279)	(60,409)

Net decrease in cash	(2,279)	(60,409)

Cash, beginning of period	227,091	277,329

Cash, end of period	$224,812	$216,920

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2014.

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

The partnership agreement authorized the sale of up to 10,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units had concluded in July 1994, at which time 10,000 Partnership Units representing subscriptions in the amount of $10,000,000 had been accepted. As of June 30, 2014, a total of 9,939 Partnership units remain outstanding. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

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

For the Quarterly Period Ended June 30, 2014

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

Upon the sale of a Local Limited Partnership interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. All of the remaining Housing Complexes have completed their Compliance Period.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2014.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Prior to the quarter ended June 30, 2014, the Partnership sold its Local Limited Partnership Interest in Beckwood Manor Seven, L.P., Alpine Manor, L.P., Briscoe Manor, Fawn Haven, L.P., Fort Stockton Manor, Pampa Manor Apartments, Vernon Manor Apartments, Baycity Village Apartments, L.P., Madisonville Manor, L.P., Northside Plaza Apartments, L.P., Evergreen Four, L.P., Waterford Place, L.P., Hidden Valley, L.P., Seneca Falls East Apartment Company II, L.P., Regency Court Apartments, L.P., and Yantis Housing, L.P. Each of the Local Limited Partnerships had completed its Compliance Period.

As of June 30, 2014, the Partnership has identified three Local Limited Partnerships for possible disposition as listed in the table below. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners. The Compliance Period for all Local Limited Partnership has expired so there is no risk of tax credit recapture to the investors in the Partnership.

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

As of June 30, 2014, the Local Limited Partnership interest in Mt. Graham, Ltd (“Mt. Graham”) was identified for sale and sold subsequent thereto for $32,000. Mt. Graham was appraised for $1,035,000 and had a mortgage note balance of $1,291,776 as of June 30, 2014. The cash proceeds will be used to pay $27,000 of accrued and future asset management fees and expenses due to the General Partner and affiliates, and retain the remaining $5,000 in reserves for future operating expenses. The Partnership incurred $1,019 in sales related expenses which were netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance is zero; therefore a gain of $30,981 will be recorded during the respective period. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2014 and 2013 has been recorded by the Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended June 30, 2014

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2014 and March 31, 2014, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2011 remain open.

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

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2014 and March 31, 2014, the Partnership owns limited partnership interests in 4 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 122 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2014 and 2013 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2014	2013

Revenues	$210,000	$227,000

Expenses:
Interest expense	9,000	15,000
Depreciation and amortization	55,000	61,000
Operating expenses	124,000	155,000
Total expenses	188,000	231,000

Net loss	$22,000	$(4,000)
Net loss allocable to the Partnership	$22,000	$(4,000)
Net loss recorded by the Partnership	$-	$-

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

a)	An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the limited Partnerships, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $5,797 and $6,396 were incurred during the three months ended June 30, 2014 and 2013, respectively. The Partnership made no payments to the General Partner and or its affiliates during the three months ended June 30, 2014 and 2013, respectively.

b)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $13,247 and $5,556 during the three months ended June 30, 2014 and 2013, respectively

c)	A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership interest. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 16% through December 31, 2004 and 6 % thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2014	March 31, 2014

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$1,253	$12,882
Asset management fee payable	6,132	335

Total	$7,385	$13,217

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 4 - SUBSEQUENT EVENTS

As of June 30, 2014, the Local Limited Partnership interest in Mt. Graham, Ltd (“Mt. Graham”) was identified for sale and sold subsequent thereto for $32,000. Mt. Graham was appraised for $1,035,000 and had a mortgage note balance of $1,291,776 as of June 30, 2014. The cash proceeds will be used to pay $27,000 of accrued and future asset management fees and expenses due to the General Partner and affiliates, and retain the remaining $5,000 in reserves for future operating expenses. The Partnership incurred $1,019 in sales related expenses which were netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance is zero; therefore a gain of $30,981 will be recorded during the respective period. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2014 and 2013, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2014 consisted of $225,000 in cash and other assets of $2,000. Liabilities at June 30, 2014 consisted of $7,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013. The Partnership’s net income for the three months ended June 30, 2014 was $4,000, reflecting an increase of $14,000 from the $(10,000) net loss for the three months ended June 30, 2013. Legal and accounting expenses decreased by $6,000 for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. This is due to the timing of the accounting work performed. Professional services decreased by $1,000 during the three months ended June 30, 2014, compared to the three months ended June 30, 2013. This is due to the timing of the consulting work performed. Asset management fees decreased by $1,000 during the three months ended June 30, 2014. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. For the three months ended June 30, 2014, there was a $1,000 increase in reporting fees. Reporting fees fluctuate each period due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Liquidity and Capital Resources

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013. The net decrease in cash during the three months ended June 30, 2014 was $(2,000) compared to a $(60,000) decrease in cash for the three months ended June 30, 2013. The Partnership reimbursed $(13,000) of operating advances to the General Partner or an affiliate during the three months ended June 30, 2014 compared to $(6,000) reimbursed during the three months ended June 30, 2013. No payments were made to the General Partner or an affiliate for accrued asset management fees during either of the three months ended June 30, 2014 or 2013. During the three months ended June 30, 2014 the Partnership received $1,000 more in reporting fees as discussed above.

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

During the three months ended June 30, 2014, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by $(6,000). The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

4

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

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2 Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2014 and March 31, 2014, (ii) the Condensed Statements of Operations for the three-month periods ended June 30, 2014 and June 30, 2013, (iii) the Condensed Statement of Partners’ Equity (Deficit) for the three months ended June 30, 2014, (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2014 and June 30, 2013 and (v) the Notes to Condensed Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

By:	WNC Tax Credit Partners IV, L.P. General Partner

By:	WNC & ASSOCIATES, INC. General Partner of WNC Tax Credit Partners IV, L.P.

By:	/s/ Wilfred N Cooper, Jr.
Wilfred N Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:	August 12, 2014

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:	August 12, 2014

6