Form 10-Q
period 2014-12-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2015-02-06
CIK 913496

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-26869

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

California	33-0563307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17782 Sky Park Circle
Irvine, CA	92614-6404
(Address of principal executive offices)	(Zip Code)

(714) 662-5565
(Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended December 31, 2014

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2014	March 31, 2014

ASSETS

Cash	$204,369	$227,091
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	26,056	1,611
Total Assets	$230,425	$228,702

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$44,822	$13,217
Total Liabilities	44,822	13,217

Partners’ Equity (Deficit):
General Partner	(92,317)	(71,359)
Limited Partners (10,000 Partnership Units authorized;
9,939 Partnership Units issued and outstanding)	277,920	286,844

Total Partners’ Equity (Deficit)	185,603	215,485

Total Liabilities and Partners’ Equity (Deficit)	$230,425	$228,702

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2014 and 2013
(Unaudited)

	2014		2013
	Three Months	Nine Months	Three Months	Nine Months
Operating income:
Reporting fees	$-	$10,951	$-	$9,633

Total operating income	-	10,951	-	9,633

Operating expenses:
Asset management fees (Note 3)	4,259	14,315	4,971	17,763
Legal and accounting fees	1,700	19,400	2,400	33,930
Write off of advances to Local Limited Partnerships	-	-	-	6,589
Professional services	1,250	6,424	650	7,293
Write off of other assets	40	1,033	-	4,292
Other	449	1,439	704	6,401

Total operating expenses	7,698	42,611	8,725	76,268

Loss from operations	(7,698)	(31,660)	(8,725)	(66,635)

Gain (loss) on sale of Local
Limited Partnerships (Note 2)	-	22,597	(18,215)	(18,215)

Interest income	16	49	27	71

Net loss	$(7,682)	$(9,014)	$(26,913)	$(84,779)

Net loss allocated to:
General Partner	$(77)	$(90)	$(269)	$(848)

Limited Partners	$(7,605)	$(8,924)	$(26,644)	$(83,931)

Net loss per Partnership Unit	$(1)	$(1)	$(3)	$(8)

Outstanding weighted Partnership Units	9,939	9,939	9,939	9,939

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2014
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2014	$(71,359)	$286,844	$215,485

Net loss	(90)	(8,924)	(9,014)

Return of capital (Note 4)	(20,868)	-	(20,868)

Partners’ equity (deficit) at December 31, 2014	$(92,317)	$277,920	$185,603

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2014 and 2013
(Unaudited)

	2014	2013

Cash flows from operating activities:
Net loss	$(9,014)	$(84,779)
Adjustments to reconcile net loss to net
cash used in operating activities:
(Increase) decrease in other assets	(24,445)	13,558
Decrease in prepaid asset management fees	-	17,763
Decrease in prepaid expenses	-	4,627
Decrease in accrued expenses		(446)
Write off of advances to Local Limited Partnerships	-	6,589
Increase in accrued fees and expenses due to
General Partner and affiliates	31,605	-
(Gain) loss on sale of Local Limited Partnerships	(22,597)	18,215

Net cash used in operating activities	(24,451)	(24,473)

Cash flows from investing activities:
Advances to Local Limited Partnerships	-	(6,589)
Net proceeds (payments) made on sale of Local Limited Partnerships	22,597	(18,215)

Net cash provided by (used in) investing activities	22,597	(24,804)

Cash flows from financing activities:
Return of capital	(20,868)	-

Net cash used in financing activities:	(20,868)	-

Net decrease in cash	(22,722)	(49,277)

Cash, beginning of period	227,091	277,329

Cash, end of period	$204,369	$228,052

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2014.

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

The partnership agreement authorized the sale of up to 10,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit.  The offering of Partnership Units had concluded in July 1994, at which time 10,000 Partnership Units representing subscriptions in the amount of $10,000,000 had been accepted.  As of December 31, 2014 and March 31, 2014, a total of 9,939 Partnership units remain outstanding.  The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership.  The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2014.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
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

As of March 31, 2014, the Partnership sold its Local Limited Partnership Interest in Beckwood Manor Seven, L.P., Alpine Manor, L.P., Briscoe Manor, Fawn Haven, L.P., Fort Stockton Manor, Pampa Manor Apartments, Vernon Manor Apartments, Baycity Village Apartments, L.P., Madisonville Manor, L.P., Northside Plaza Apartments, L.P., Evergreen Four, L.P., Waterford Place, L.P., Hidden Valley, L.P., Seneca Falls East Apartment Company II, L.P. and Regency Court Apartments, L.P and Yantis Housing, Ltd.  Each of the Local Limited Partnerships had completed its Compliance Period.

During the nine months ended December 31, 2014, the Local Limited Partnership interest in Mt. Graham, Ltd (“Mt. Graham”) was sold for $32,000.   Mt. Graham was appraised for $1,035,000 and had a mortgage note balance of $1,291,776 as of December 31, 2013. The cash proceeds were used to pay $6,132 of accrued asset management fees, $20,868 to reimburse the General Partner or affiliates for debts previously written off, and retain the remaining $5,000 in reserves for future operating expenses. The Partnership incurred $9,403 in sales related expenses which were netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance is zero; therefore a gain of $22,597 was recorded during the period. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.

As of December 31, 2014, the Partnership has identified three Local Limited Partnerships for possible disposition as listed in the table below.  Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees.  Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. Upon the sale of the last remaining Local Limited Partnership, any cash remaining after all Partnership debts are paid would then be distributed to the Limited Partnership. The Compliance Period for all Local Limited Partnership has expired so there is no risk of tax credit recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/13	Appraisal Value	Estimated Sales Price	Estimated Sales Related Expenses
Sandpiper Square, LP**	$871,521	$465,000	-	$176
HOI Limited Partnership of Lenoir**	276,747	635,000	-	207
Laurel Creek Apartments**	59,280	2,270,000	-	25,673

** Purchase price is still under negotiation

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2014 and 2013 has been recorded by the Partnership. Management’s estimate for the three and nine month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships.  Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2014 and March 31, 2014, the Partnership had limited partnership interests in 3 and 4 Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate of 82 and 122 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the nine months ended December 31, 2014 and 2013 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2014	2013

Revenues	$504,000	$666,000

Expenses
Interest expense	15,000	43,000
Depreciation and amortization	123,000	180,000
Operating expenses	294,000	447,000
Total expenses	432,000	670,000

Net income (loss)	$72,000	$(4,000)
Net income (loss) allocable to the Partnership	$72,000	$(4,000)
Net income (loss) recorded by the Partnership	$-	$-

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the limited Partnerships, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $14,315 and $17,763 were incurred during the nine months ended December 31, 2014 and 2013, respectively. The Partnership paid the General Partner and or its affiliates $6,132 and $0 of those fees during the nine months ended December 31, 2014 and 2013, respectively.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $38,722 and $50,895 during the nine months ended December 31, 2014 and 2013, respectively.

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

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2014	March 31, 2014

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$36,304	$12,882
Asset management fee payable	8,518	335

Total	$44,822	$13,217

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
(Unaudited)

NOTE 4 – RETURN OF CAPITAL

During prior years, the Partnership was relieved of debt which was owed to the General Partner or an affiliate.  The debt was a result of advances that had previously been made to the Partnership by the General Partner or an affiliate to aid the Partnership in providing funding to several Local Limited Partnerships which were experiencing operational issues.  During the nine months ended December 31, 2014, $20,868 was reimbursed to the General Partner for repayment of the previously written off amounts, the repayment was a result of the sale proceeds that resulted from the disposition of one of the Local Limited Partnerships.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2014 and 2013, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2014 consisted of $204,000 in cash and $26,000 in other assets. The Partnership’s liabilities consisted of $45,000 of accrued fees and expenses due to the General Partner and/or its affiliates at December 31, 2014.

Results of Operations

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013. The Partnership’s net loss for the three months ended December 31, 2014 was $8,000 reflecting a decrease of $19,000 from the $27,000 net loss for the three months ended December 31, 2013.  The decrease in net loss was partially due to an $18,000 loss on sale of Local Limited Partnerships for the three months ended December 31, 2013 and no sales during the three months ended December 31, 2104. . The gain (loss) on sale of Local Limited Partnerships will vary from period to period depending on the values and sales prices of the Housing Complexes that have been identified for disposition and the closing dates of such transactions. Asset management fees decreased by $1,000 for the three months ended December 31, 2014.  The fees are calculated based on the value of the invested assets.  As Local Limited Partnerships are sold the invested assets decrease, thereby decreasing the asset management fees.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Nine Months Ended December 31, 2014 Compared to the Nine Months Ended December 31, 2013. The Partnership’s net loss for the nine months ended December 31, 2014 was $9,000 reflecting a decrease of $76,000 from the $85,000 net loss for the nine months ended December 31, 2013.  The decrease in net losses was partially due to a $23,000 gain on sale of Local Limited Partnerships for the nine months ended December 31, 2014 compared to a loss on sale of $18,000 for the nine months ended December 31, 2013. The gain (loss) on sale of Local Limited Partnerships will vary from period to period depending on the values and sales prices of the Housing Complexes that have been identified for disposition and the closing dates of such transactions.  Legal and accounting fees decreased by $15,000 for the nine months ended December 31, 2014 due to the timing of the accounting work performed.  The asset management fees decreased by $4,000 for the nine months ended December 31, 2014 due to the fact that the fees are calculated based on  the value of the invested assets, which decreased due to the sale of the Local Limited Partnership Interests.  The write off of advances to Local Limited Partnership decreased by $7,000 during the nine months ended December 31, 2014. The advances and write offs vary from period to period based on the needs of the Local Limited Partnerships.  There was a $3,000 decrease in write off of other assets for the nine months ended December 31, 2014. Capitalized costs from the potential disposition of Local Limited Partnership were expensed due to the length of time it has taken to dispose of the properties. Professional services decreased by $1,000 for the nine months ended December 31, 2014 due to the timing of consulting work performed.  During the nine months ended December 31, 2014 the Partnership received $1,000 more in reporting fees.  Reporting fees can fluctuate from year to year due to the fact that the Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Liquidity and Capital Resources

Nine Months Ended December 31, 2014 Compared to Nine Months Ended December 31, 2013.  The net decrease in cash during the nine months ended December 31, 2014 was $23,000 compared to a $49,000 decrease in cash for the nine months ended December 31, 2013. The Partnership received $23,000 in net proceeds from the disposition of the Local Limited Partnership interest during the nine months ended December 31, 2014 compared to net payments of $18,000 during the nine months ended December 31, 2013.  During the nine months ended December 31, 2014 the Partnership reimbursed $39,000 of operating expenses paid on its behalf to the General Partner or an affiliate compared to $51,000 reimbursed during the nine months ended December 31, 2013.  Additionally, during the nine months ended December 31, 2014 the Partnership paid $6,000 of accrued asset management fees compared to no payments made during the nine months ended December 31, 2013.  Each quarter the Partnership evaluates the cash position and determines how much accrued asset management fees and operating expenses reimbursements will be paid to the General Partner or an affiliate.  The Partnership made no advances to the Local Limited Partnerships during the nine months ended December 31, 2014 compared to $7,000 advanced during the nine months ended December 31, 2013.  The advances vary from period to period based on the needs of the Local Limited Partnerships.  During the nine months ended December 31, 2014 the Partnership received $1,000 more in reporting fees as discussed above.

Recent Accounting Changes

In January 2014, the FASB issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The adoption of this update is not expected to materially affect the Partnership's financial statements.

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

 (b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

NONE

Item 1A. Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Mine Safety Disclosures

NOT APPLICABLE

Item 5. Other Information

NONE

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2014 and March 31, 2014, (ii) the Condensed Statements of Operations for the three and nine months ended December 31, 2014 and 2013, (iii) the Condensed Statement of Partners'  Deficit for the nine months ended December 31, 2014, (iv) the Condensed Statements of Cash Flows for the nine months ended December 31, 2014 and 2013 and (v) the Notes to Condensed Financial Statements.

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

Date: February 6, 2015

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 6, 2015