Form 10-K
period 2015-03-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2015-06-17
CIK 913496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___X__ No_____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes__X___ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Pursuant to a registration statement filed with the Securities and Exchange Commission on October 20, 1993, the Partnership commenced a public offering of 10,000 Units of Limited Partnership Interest ("Partnership Units") at a price of $1,000 per Partnership Unit.  As of the close of the public offering on July 19, 1994 a total of 10,000 Partnership Units representing $10,000,000 had been sold.  Holders of Partnership Units are referred to herein as “Limited Partners”. As of March 31, 2015 and 2014, a total of 9,939 Partnership Units remains outstanding.

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

The Partnership invested in twenty-one Local Limited Partnerships, nineteen of which have been sold or otherwise disposed of as of March 31, 2015.  Each of these Local Limited Partnerships owns a single Housing Complex, all of which were eligible for the Low Income Housing Tax Credits.  Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them or the applicable Local Limited Partnership Interests. The objective is to wind down the Partnership after Low Income Housing Tax Credits are no longer available.  Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes or the applicable Local Limited Partnership Interests continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2015.

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

As of March 31, 2014, the Partnership sold its Local Limited Partnership Interest in Beckwood Manor Seven, L.P., Alpine Manor, L.P., Briscoe Manor, Fawn Haven, L.P., Fort Stockton Manor, Pampa Manor Apartments, Vernon Manor Apartments, Baycity Village Apartments, L.P., Madisonville Manor, L.P., Northside Plaza Apartments, L.P., Evergreen Four, L.P., Waterford Place, L.P., Hidden Valley, L.P., Seneca Falls East Apartment Company II, L.P., Indian Creek L.P., Regency Court Apartments, L.P and Yantis Housing, Ltd.  Each of the Local Limited Partnerships had completed its Compliance Period.

During the year ended March 31, 2015, the Local Limited Partnership interest in Mt. Graham, Ltd (“Mt. Graham”) was sold for $32,000.   Mt. Graham was appraised for $1,035,000 and had a mortgage note balance of $1,291,776 as of December 31, 2013. The cash proceeds were used to pay $6,132 of accrued asset management fees, $20,868 to reimburse the General Partner or affiliates for debts previously written off, and the remaining $5,000 was retained in reserves for future operating expenses. The Partnership incurred $9,403 in sales related expenses which were netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance is zero; therefore a gain of $22,597 was recorded during the period. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.

During the year ended March 31, 2015, the Local Limited Partnership interest in Sandpiper Square L.P. (“Sandpiper”) was sold for $15,000. Sandpiper was appraised for $465,000 and had a mortgage note balance of $862,731 as of December 31, 2014. The cash proceeds were used to pay $8,518 of accrued asset management fees and $6,482 to reimburse the General Partner or affiliates for debts previously written off. The Partnership incurred $1,017 in sales related expenses which were netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance is zero; therefore a gain of $13,983 was recorded during the period. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.

As of March 31, 2015, the Partnership has identified two Local Limited Partnerships for possible disposition as listed in the table below.  Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees.  Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. Upon the sale of the last remaining Local Limited Partnership, any cash remaining after all Partnership debts are paid would then be distributed to the Limited Partnership. The Compliance Period for all Local Limited Partnership has expired so there is no risk of tax credit recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/14	Appraisal Value	Estimated Sales Price	Estimated Sales Related Expenses

HOI Limited Partnership of Lenoir	239,502	635,000	**	15,635

Laurel Creek Apartments	-	1,500,000	**	41,652

** Purchase price is still under negotiation

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

The Partnership’s accrued payables generally consist primarily of the asset management fees payable to the General Partner.  These asset management fees payable increased (decreased) by $12,000, $25,000, and $(88,000) for the years ended March 31, 2015, 2014 and 2013, respectively. The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships.  The future annual asset management fees will equal approximately $13,000 per year through the termination of the Partnership, which must occur no later than December 31, 2050.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes.  The following table reflects the status of the remaining Housing Complexes as of the dates or for the periods indicated:

WNC Housing Tax Credit Fund IV, L.P., Series 1
March 31, 2015

			As of March 31, 2015		As of December 31, 2014
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits	Mortgage Balances of Local Limited Partnership
HOI Limited Partnership of Lenoir (1)	Lenoir, North Carolina	Housing Opportunities, Inc.	$198,000	$198,000	34	$400,000	$239,000

Laurel Creek Apartments (1)	San Luis Obispo, California	San Luis Obispo Non-Profit Housing Corp.	1,030,000	1,030,000	24	2,103,000	-

Sandpiper Square, a Limited Partnership (2)	Aulander, North Carolina	I. Norwood Stone	N/A	N/A	24	433,000	863,000

			$1,228,000	$1,228,000	82	$2,936,000	$1,102,000

(1)	The Local Limited Partnership was identified for sale as of March 31, 2015.

(2)	The Local Limited Partnership was disposed of subsequent to December 31, 2014, but prior to March 31, 2015.

WNC Housing Tax Credit Fund IV, L.P., Series 1
March 31, 2015

	For the Year Ended December 31, 2014
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

HOI Limited Partnership of Lenoir (1)	$204,000	$44,000	N/A

Laurel Creek Apartments (1)	239,000	(20,000)	N/A

Sandpiper Square, a Limited Partnership (2)	132,000	(11,000)	N/A

Total	$575,000	$13,000

(1)	The Local Limited Partnership was identified for sale as of March 31, 2015.

(2)	The Local Limited Partnership was disposed of subsequent to December 31, 2014, but prior to March 31, 2015.

N/A – All of the Low Income Housing Tax Credits have been allocated to the Partnership and there are no future Low Income Housing Tax Credits expected to be received.

WNC Housing Tax Credit Fund IV, L.P., Series 1
March 31, 2015

Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2014	2013	2012	2011	2010

Alpine Manor, L.P.	Alpine, Texas	1600 Capital Company, Inc.	N/A	N/A	N/A	N/A	100%

Baycity Village Apartments, Limited Partnership	Baytown, Texas	Green Companies Development Group, Inc.	N/A	N/A	N/A	90%	87%

Beckwood Manor Seven Limited Partnership	Marianna, Arkansas	Phillips Development Corporation	N/A	N/A	N/A	N/A	100%

Briscoe Manor Limited Partnership	Galena, Maryland	McKnight & Decoster, Inc.	N/A	N/A	N/A	N/A	97%

Evergreen Four Limited Partnership	Maynard, Arkansas	Phillips Development Corporation	N/A	N/A	N/A	79%	71%

Fawn Haven Limited Partnership	Manchester, Ohio	Georg E. Maharg and Maharg Realty, Inc.	N/A	N/A	N/A	N/A	89%

Fort Stockton Manor, L.P.	Ft. Stockton, Texas	1600 Capital Company, Inc.	N/A	N/A	N/A	N/A	97%

Hidden Valley Limited Partnership	Gallup, New Mexico	Alan Deke Noftsker	N/A	N/A	N/A	100%	95%

HOI Limited Partnership Of Lenoir	Lenoir, North Carolina	Housing Opportunities, Inc.	94%	100%	94%	100%	100%

Indian Creek Limited Partnership	Bucyrus, Ohio	Georg E. Maharg	N/A	N/A	N/A	N/A	92%

WNC Housing Tax Credit Fund IV, L.P., Series 1
March 31, 2015

Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2014	2013	2012	2011	2010

Laurel Creek Apartments	San Luis Obispo, California	San Luis Obispo Non-Profit Housing Corp.	100%	100%	96%	100%	100%

Madisonville Manor Senior Citizens Complex, Ltd.	Madisonville, Texas	Jean Johnson	N/A	N/A	N/A	100%	100%

Mt. Graham Housing, Ltd.	Safford, Arizona	Rural Housing, Inc.	N/A	95%	90%	78%	85%

Northside Plaza Apartments, Ltd.	Angleton, Texas	Jean Johnson	N/A	N/A	N/A	100%	98%

Pampa Manor, L.P.	Pampa, Texas	1600 Capital Company, Inc.	N/A	N/A	N/A	N/A	84%

Regency Court Partners	Monrovia, California	Community Housing Assistance Program, Inc., a California Nonprofit Corporation	N/A	N/A	99%	99%	100%

Sandpiper Square, a Limited Partnership	Aulander, North Carolina	I. Norwood Stone	100%	100%	96%	96%	96%

Seneca Falls East Apartments Company II, L.P.	Seneca Falls, New York	David R. Bacon and Frank Salvatore	N/A	N/A	91%	81%	91%

WNC Housing Tax Credit Fund IV, L.P., Series 1
March 31, 2015

Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2014	2013	2012	2011	2010
Vernon Manor, L.P.	Vernon, Texas	1600 Capital Company, Inc.	N/A	N/A	N/A	N/A	86%

Waterford Place, a Limited Partnership	Calhoun Falls, South Carolina	Thomas E. Connelly, Jr., TEC Rental Properties Inc., Warren H. Abernathy, II and Solid South, Inc.	N/A	N/A	N/A	91%	88%

Yantis Housing, Ltd.	Yantis, Texas	Charles Cannon Jr.	N/A	N/A	88%	92%	96%

		Weighted average	96%	98%	95%	94%	93%

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

b)	At March 31, 2015, there were 731 Limited Partners, and no assignees of Partnership Units who were not admitted as Limited Partners.

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

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock.

f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2015.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2015	2014	2013	2012	2011

ASSETS
Cash	$180,631	$227,091	$277,329	$103,674	$74,767
Prepaid asset management fees	-	-	24,250	-	-
Prepaid expenses	-	-	8,692	-	-
Other assets	57,286	1,611	15,448	43,305	-
Investments in Local Limited Partnerships, net	-	-	-	-	-

Total Assets	$237,917	$228,702	$325,719	$146,979	$74,767

LIABILITIES
Accrued expenses	$-	$-	$446	$-	$-
Accrued fees and expenses due to General Partner and affiliates	46,708	13,217	-	101,181	345,656

Total Liabilities	46,708	13,217	446	101,181	345,656

PARTNERS' EQUITY (DEFICIT)	191,209	215,485	325,273	45,798	(270,889)

Total Liabilities and Partners’ Equity (Deficit)	$237,917	$228,702	$325,719	$146,979	$74,767

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2015	2014	2013	2012	2011

Loss from operations	$(40,052)	$(91,661)	$(79,935)	$(102,309)	$(158,961)
Gain (loss) on sale of Local Limited Partnerships	36,580	(18,215)	359,383	392,308	-
Interest income	64	88	27	34	188
Net income (loss)	$(3,408)	$(109,788)	$279,475	$290,033	$(158,773)

Net income (loss) allocated to:
General Partner	$(34)	$(1,098)	$2,795	$2,900	$(1,588)

Limited Partners	$(3,374)	$(108,690)	$276,680	$287,133	$(157,185)

Net income (loss) per Partnership Unit	$(0.34)	$10.94	$27.77	$28.71	$(15.72)

Outstanding weighted Partnership Units	9,939	9,939	9,962	10,000	10,000

	For the Years Ended March 31,
	2015	2014	2013	2012	2011

Net cash provided by (used in):

Operating activities	$(62,172)	$(25,434)	$(206,462)	$(357,673)	$(72,333)
Investing activities	36,580	(24,804)	380,117	386,580	-
Financing activities	(20,868)	-	-	-	-

Net change in cash	(46,460)	(50,238)	173,655	28,907	(72,333)

Cash, beginning of period	227,091	277,329	103,674	74,767	147,100

Cash, end of period	$180,631	$227,091	$277,329	$103,674	$74,767

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and any estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were being amortized over 30 years (See Note 2 to the financial statements).

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

Impact of Recent Accounting Pronouncements

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

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU 2015-02 simplifies and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model) and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 will be effective for periods beginning after December 15, 2015. The Partnership is currently evaluating the potential impact of the adoption of this guidance on its financial statements.

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

Financial Condition

As of March 31, 2015

The Partnership’s assets at March 31, 2015 consisted of $181,000 in cash and $57,000 in other assets.  Liabilities at March 31, 2015 consisted of $47,000 of accrued fees and expenses.

Results of Operations

Year Ended March 31, 2015 Compared to Year Ended March 31, 2014  The Partnership’s net loss for the year ended March 31, 2015 was $3,000, reflecting a decrease of $107,000 from the net loss experienced for the year ended March 31, 2014 of $110,000.  The decrease in net loss was partially due to a $37,000 gain on sale of Local Limited Partnerships for the year ended March 31, 2015 compared to the loss of $18,000 for the year ended March 31, 2014.  The gain and loss on sale of Local Limited Partnerships will vary from period to period depending on the values and sale prices of the housing complexes that have been identified for disposition and the closing dates of such transactions.  There was an decrease in accounting and legal fees of $20,000 for the year ended March 31, 2015 compared to the year ended March 31, 2014, due to the timing of the accounting work performed.  Asset management fees decreased by $6,000 during the year ended March 31, 2015. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships.  Write off of advances to Local Limited Partnerships decreased by $7,000 for the year ended March 31, 2015.  The advances and write offs vary from period to period based on the needs of the Local Limited Partnerships.  The write off of other assets decreased by $4,000 during the year ended March 31, 2015.  Capitalized costs from potential disposition of Local Limited Partnership were expensed due to the length of time it has taken to dispose of the properties. Professional services decreased by $2,000 for the year ended March 31, 2015 due to the timing of consulting work performed. During the year ended March 31, 2015 the Partnership received $1,000 more in total operating income.  Reporting fees and distribution income fluctuate from year to year due to the fact that the Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Other expenses decreased by $11,000 during the year ended March 31, 2015, due to a decrease in licensing and fees related to Local Limited Partnerships.

Year Ended March 31, 2014 Compared to Year Ended March 31, 2013  The Partnership’s net loss for the year ended March 31, 2014 was $110,000, reflecting a decrease of $389,000 from the net income experienced for the year ended March 31, 2013 of $279,000.  The decrease in net income was partially due to an $18,000 loss on sale of a Local Limited Partnership for the year ended March 31, 2014 compared to the gain of $359,000 for the year ended March 31, 2013.  The gain on sale of Local Limited Partnerships will vary from period to period depending on the values and sale prices of the housing complexes that have been identified for disposition and the closing dates of such transactions.  There was an increase in accounting and legal fees of $12,000 for the year ended March 31, 2014 compared to the year ended March 31, 2013, due to the timing of the accounting work performed.  Asset management fees decreased by $1,000 during the year ended March 31, 2014. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships.  Write off of advances to Local Limited Partnerships decreased by $6,000 for the year ended March 31, 2014.  The advances and write offs vary from period to period based on the needs of the Local Limited Partnerships.  The write off of other assets decreased by $21,000 during the year ended March 31, 2014.  Capitalized costs from potential disposition of Local Limited Partnership were expensed due to the length of time it has taken to dispose of the properties. Professional services decreased by $8,000 for the year ended March 31, 2014 due to the timing of consulting work performed. During the year ended March 31, 2014 the Partnership received $25,000 less in total operating income.  Reporting fees and distribution income fluctuate from year to year due to the fact that the Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Liquidity and Capital Resources

Year Ended March 31, 2015 Compared to Year Ended March 31, 2014 The net decrease in cash during the year ended March 31, 2015 was $46,000 compared to a net decrease in cash for the year ended March 31, 2014 of $50,000.  The change was mainly due to the $37,000 net proceeds received for the disposition of the Local Limited Partnerships during the year ended March 31, 2015 compared to net payment of $18,000 made during the year ended March 31, 2014. During the year ended March 31, 2015, the partnership made no advances to the Local Limited Partnership compared to $7,000 in advances during the year ended March 31, 2014. The advances vary from period to period based on the needs of the Local Limited Partnerships.  The Partnership paid $6,000 of accrued asset management fees during the year ended March 31, 2015 compared to no payments made during the year ended March 31, 2014.  In addition, the Partnership reimbursed the General Partner or an affiliate accrued operating expenses paid on its behalf of $77,000 during the year ended March 31, 2015 compared to $52,000 reimbursed during the year ended March 31, 2014.  The reimbursements of operating expenses and accrued asset management fees are paid after management reviews the cash position of the Partnership. During the year ended March 31, 2015 the Partnership received $1,000 more in total operating income. Reporting fees and distribution income fluctuate from year to year due to the fact that the Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Year Ended March 31, 2014 Compared to Year Ended March 31, 2013 The net decrease in cash during the year ended March 31, 2014 was $50,000 compared to a net increase in cash for the year ended March 31, 2013 of $174,000.  The change was mainly due to the $18,000 net payments made for the disposition of the Local Limited Partnerships during the year ended March 31, 2014 compared to net proceeds of $392,000 received during the year ended March 31, 2013. The write off of advances to Local Limited Partnership decreased by $6,000 during the year ended March 31, 2014. The advances and write offs vary from period to period based on the needs of the Local Limited Partnerships. The Partnership paid no accrued asset management fees during the year ended March 31, 2014 compared to $137,000 paid during the year ended March 31, 2013.  In addition, the Partnership reimbursed the General Partner or an affiliate accrued operating expenses paid on its behalf of $52,000 during the year ended March 31, 2014 compared to $103,000 reimbursed during the year ended March 31, 2013. During the year ended March 31, 2014 the Partnership received $25,000 less in total operating income.  Reporting fees and distribution income fluctuate from year to year due to the fact that the Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2015:

	2016	2017	2018	2019	2020	Thereafter	Total

Asset management fees(1)	$60,143	$13,435	$13,435	$13,435	$13,435	$403,050	$516,933
Total contractual cash obligations	$60,143	$13,435	$13,435	$13,435	$13,435	$403,050	$516,933

(1)
Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2050. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes owned at March 31, 2015 until December 31, 2050. Amounts due to the General Partner as of March 31, 2015 have been included in the 2016 column.  The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Partners
WNC Housing Tax Credit Fund IV, L.P., Series 1

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund IV, L.P., Series 1 (the "Partnership") as of March 31, 2015 and 2014, and the related statements of operations, partners’ equity (deficit), and cash flows for each of the years in the three-year period ended March 31, 2015. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund IV, L.P., Series 1 as of March 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to each of the years in the three-year period ended March 31, 2015 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/CohnReznick LLP
Bethesda, Maryland
June 17, 2015

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

BALANCE SHEETS

	March 31,
	2015	2014
ASSETS
Cash	$180,631	$227,091
Other assets	57,286	1,611
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-

Total Assets	$237,917	$228,702

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and Affiliate	$46,708	$13,217

Total Liabilities	46,708	13,217

Partners’ Equity (Deficit)
General Partner	(92,261)	(71,359)
Limited Partners (10,000 Partnership Units authorized; 9,939 and 9,939, respectively, Partnership Units issued and outstanding)	283,470	286,844

Total Partners’ Equity (Deficit)	191,209	215,485

Total Liabilities and Partners’ Equity (Deficit)	$237,917	$228,702

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2015	2014	2013

Operating income:
Reporting fees	$1,000	$637	$13,458
Distribution income	9,951	8,996	20,758
Total operating income	10,951	9,633	34,216
Operating expenses:
Asset management fees (Note 3)	18,574	24,585	25,250
Accounting and legal fees	20,600	41,026	29,325
Write off of other assets	1,033	4,792	25,705
Write off of advances to Local Limited Partnership	-	6,589	12,256
Professional services	8,282	10,720	18,460
Other	2,514	13,582	3,155
Total operating expenses	51,003	101,294	114,151

Loss from operations	(40,052)	(91,661)	(79,935)

Gain (loss) on sale of Local Limited Partnerships (Note 2)	36,580	(18,215)	359,383

Interest income	64	88	27

Net income (loss)	$(3,408)	$(109,788)	$279,475

Net income (loss) allocated to:
General Partner	$(34)	$(1,098)	$2,795
Limited Partners	$(3,374)	$(108,690)	$276,680

Net income (loss) per Partnership Unit	$(0.34)	$(10.94)	$27.77

Outstanding weighted Partnership Units	9,939	9,939	9,962

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 1
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2012	$(73,056)	$118,854	$45,798

Net income	2,795	276,680	279,475

Partners’ equity (deficit) at March 31, 2013	(70,261)	395,534	325,273

Net loss	(1,098)	(108,690)	(109,788)

Partners’ equity (deficit) at March 31, 2014	(71,359)	286,844	215,485

Return of capital (Note 5)	(20,868)	-	(20,868)

Net loss	(34)	(3,374)	(3,408)

Partners’ equity (deficit) at March 31, 2015	$(92,261)	$283,470	$191,209

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 1
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For The Years Ended March 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(3,408)	$(109,788)	$279,475
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) loss on sale of Local Limited Partnerships	(36,580)	18,215	(359,383)
Write off advances to Limited Partnerships	-	6,589	12,256
(Increase) decrease in other assets	(55,675)	13,837	(5,133)
(Increase) decrease in prepaid asset management fee	-	24,250	(24,250)
(Increase) decrease in prepaid expenses	-	8,692	(8,692)
Increase (decrease) in accrued expenses	-	(446)	446
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	33,491	13,217	(101,181)

Net used in operating activities	(62,172)	(25,434)	(206,462)

Cash flows from investing activities
Advances to Local Limited Partnerships	-	(6,589)	(12,256)
Net proceeds (payments) for sale of Local Limited Partnerships	36,580	(18,215)	392,373

Net cash provided by (used in) investing activities	36,580	(24,804)	380,117

Cash flows from financing activities:
Return of capital	(20,868)	-	-

Net cash used in financing activities:	(20,868)	-	-

Net increase (decrease) in cash	(46,460)	(50,238)	173,655

Cash, beginning of year	227,091	277,329	103,674

Cash, end of year	$180,631	$227,091	$277,329

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$800	$800	$800

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

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

The partnership agreement authorized the sale of up to 10,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit.  The offering of Partnership Units had concluded in July 1994, at which time 10,000 Partnership Units representing subscriptions in the amount of $10,000,000 had been accepted.  As of March 31, 2015 and 2014, a total of 9,939 Partnership units remain outstanding.  The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership.  The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available.  Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2015.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of March 31, 2014, the Partnership sold its Local Limited Partnership Interest in Beckwood Manor Seven, L.P., Alpine Manor, L.P., Briscoe Manor, Fawn Haven, L.P., Fort Stockton Manor, Pampa Manor Apartments, Vernon Manor Apartments, Baycity Village Apartments, L.P., Madisonville Manor, L.P., Northside Plaza Apartments, L.P., Evergreen Four, L.P., Waterford Place, L.P., Hidden Valley, L.P., Seneca Falls East Apartment Company II, L.P. Indian Creek, L.P., Regency Court Apartments, L.P and Yantis Housing, Ltd.  Each of the Local Limited Partnerships had completed its Compliance Period.

During the year ended March 31, 2015, the Local Limited Partnership interest in Mt. Graham, Ltd (“Mt. Graham”) was sold for $32,000.   Mt. Graham was appraised for $1,035,000 and had a mortgage note balance of $1,291,776 as of December 31, 2013. The cash proceeds were used to pay $6,132 of accrued asset management fees, $20,868 to reimburse the General Partner or affiliates for debts previously written off, and retain the remaining $5,000 in reserves for future operating expenses. The Partnership incurred $9,403 in sales related expenses which were netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance is zero; therefore a gain of $22,597 was recorded during the period. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.

During the year ended March 31, 2015, the Local Limited Partnership interest in Sandpiper Square L.P. (“Sandpiper”) was sold for $15,000.   Sandpiper was appraised for $465,000 and had a mortgage note balance of $862,731 as of December 31, 2014. The cash proceeds were used to pay $8,518 of accrued asset management fees and $6,482 to reimburse the General Partner or affiliates for debts previously written off. The Partnership incurred $1,017 in sales related expenses which were netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance is zero; therefore a gain of $13,983 was recorded during the period. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.

As of March 31, 2015, the Partnership has identified two Local Limited Partnerships for possible disposition as listed in the table below.  Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees.  Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. Upon the sale of the last remaining Local Limited Partnership, any cash remaining after all Partnership debts are paid would then be distributed to the Limited Partnership. The Compliance Period for all Local Limited Partnership has expired so there is no risk of tax credit recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/14	Appraisal Value	Estimated Sales Price	Estimated Sales Related Expenses

HOI Limited Partnership of Lenoir	239,502	635,000	**	15,635

Laurel Creek Apartments	-	1,500,000	**	41,652

** Purchase price is still under negotiation

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Method of Accounting For Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were being amortized over 30 years (See Note 2).

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

Distributions received from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income.  As of March 31, 2015 and 2014, all investment accounts in Local Limited Partnerships had reached zero.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

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

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU 2015-02 simplifies and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model) and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 will be effective for periods beginning after December 15, 2015. The Partnership is currently evaluating the potential impact of the adoption of tis guidance on its financial statements.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2015 and 2014, the Partnership owns Local Limited Partnership interests in 2 and 4 Local Limited Partnerships, respectively, each of which owns one Housing complex, consisting of an aggregate of 58 and 122 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2015 and 2014 are approximately $997,000 and $546,000, respectively, less than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below.  This difference is primarily due to unrecorded losses as discussed below, acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership’s financial statements.

For all periods presented, the investment accounts in all of the Local Limited Partnerships have reached a zero balance.  Consequently, all of the Partnership’s estimates of its share of income (losses) for the years ended March 31, 2015, 2014 and 2013, amounting to approximately $13,000, $(21,000) and $(158,000), respectively, have not been recognized.  As of March 31, 2015, the aggregate share of net losses not recognized by the Partnership amounted to approximately $59,000.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

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

COMBINED CONDENSED BALANCE SHEETS

	2014	2013
ASSETS
Buildings and improvements (net of accumulated depreciation as of December 31, 2014 and 2013 of $2,719,000 and $4,030,000 respectively)	$1,557,000	$2,275,000
Land	482,000	537,000
Other assets	675,000	906,000
Total assets	$2,714,000	$3,718,000

LIABILITIES
Mortgage payable	$1,102,000	$2,499,000
Due to affiliates	8,000	20,000
Other liabilities	42,000	65,000

Total liabilities	1,152,000	2,584,000

PARTNERS' EQUITY (DEFICIT)
WNC Housing Tax Credit Fund IV, L.P., Series 1	997,000	546,000
Other partners	565,000	588,000
Total partners’ equity (deficit)	1,562,000	1,134,000
Total liabilities and partners’ equity (deficit)	$2,714,000	$3,718,000

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2014	2013	2012

Revenues	$582,000	$841,000		$1,948,000

Expenses:
Operating expenses	404,000	495,000		316,000
Interest expense	29,000	35,000		507,000
Depreciation and amortization	136,000	220,000		1,218,000

Total expenses	569,000	750,000		2,041,000

Net income (loss)	$13,000	$91,000		$(93,000)

Net income (loss) allocable to the Partnership,	$13,000	$90,000		$(92,000)

Net income (loss) recorded by the Partnership	$-	$-	$	$-

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds.  In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed 0.2% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such.   Asset management fees of $18,574, $24,585 and $25,250 were incurred during the years ended March 31, 2015, 2014 and 2013, respectively, of which $6,132,  $0 and $137,409, was paid during the years ended March 31, 2015, 2014 and 2013, respectively.

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

(c)
The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements paid were $77,475, $51,872 and $103,296 during the years ended March 31, 2015, 2014 and 2013, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2015	2014

Asset management fee payable	$12,777	$335
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	33,931	12,882

Total	$46,708	$13,217

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
2015

Income	$11,000	$-	$-	$-

Operating expenses	(7,000)	(28,000)	(8,000)	(8,000)

Income (loss) from operations	4,000	(28,000)	(8,000)	(8,000)

Gain on sale of Local Limited Partnerships	-	23,000	-	14,000

Net income (loss)	4,000	(5,000)	(8,000)	6,000

Net income (loss) available to Limited Partners	4,000	(5,000)	(8,000)	6,000

Net income (loss) per Partnership Unit	1	(1)	(1)	1

	June 30	September 30	December 31	March 31
2014
Income	$10,000	$-	$-	$-

Operating expenses	(20,000)	(48,000)	(9,000)	(25,000)

Loss from operations	(10,000)	(48,000)	(9,000)	(25,000)

Loss on sale of Local Limited Partnerships	-	-	(18,000)	-

Net loss	(10,000)	(48,000)	(27,000)	(25,000)

Net loss available to Limited Partners	(10,000)	(47,000)	(27,000)	(25,000)

Net loss per Partnership Unit	(1)	(5)	(3)	(2)

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

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

NOTE 5 – RETURN OF CAPITAL

During prior years, the Partnership was relieved of debt which was owed to the General Partner or an affiliate. The debt was a result of advances that had previously been made to the Partnership by the General Partner or an affiliate to aid the Partnership in providing funding to several Local Limited Partnerships which were experiencing operational issues. During the year ended March 31, 2015, $20,868 was reimbursed to the General Partner for repayment of the previously written off amounts, the repayment was a result of the sale proceeds that resulted from the disposition of one of the Local Limited Partnerships.

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

(b)           Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2015. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2015.

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

(c)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

WNC & Associates, Inc.

The Sponsor is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer and Secretary
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Melanie R. Wenk, CPA	Senior Vice President – Chief Financial Officer
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Investor Relations
Anand Kannan	Senior Vice President – Development
Gregory S. Hand	Senior Vice President – Underwriting
Anil Advani	Senior Vice President – Private Label Funds

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

Melanie R. Wenk is Senior Vice President – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

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

(a)  Compensation for Services

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such affiliate may receive an annual asset management fee equal to the greater of (i) $2,000 for each Housing Complex, or (ii) 0.275% of gross proceeds.  In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index.  However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership’s allocable share of the mortgages.  The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets.  Fees of $18,574, $24,585 and $25,250, were incurred during the years ended March 31, 2015, 2014 and 2013, respectively, of which $6,132, $0 and $137,409, was paid during the years ended March 31, 2015, 2014 and 2013, respectively.

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $33,931, $12,882 and $0 as of March 31, 2015, 2014 and 2013, respectively.  The Partnership reimbursed the General Partner or its affiliates for operating expenses of $77,475, $51,872 and $103,296, during the years ended March 31, 2015, 2014 and 2013, respectively.

(c)   Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $0 for the years ended December 31, 2014, 2013 and 2012.  The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2015, 2014 and 2013.  The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds.  There were no such distributions of cash to the General Partner during the years ended March 31, 2015, 2014 and 2013.

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

(b)	The Partnership has no directors.

Item 14.  Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2015	2014
Audit Fees	$20,600	$26,050
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$20,600	$26,050

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) List of Financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm
Balance Sheets, March 31, 2015 and 2014
Statements of Operations for the years ended March 31, 2015, 2014 and 2013
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2015, 2014 and 2013
Statements of Cash Flows for the years ended March 31, 2015, 2014 and 2013
Notes to Financial Statements

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

101.
 Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2015 and 2014, (ii) the Statements of Operations for the years ended March 31, 2015, 2014 and 2013, (iii) the Statements of Partners’ Equity (Deficit) for the years ended March 31, 2015, 2014 and 2013, (iv) the Statements of Cash Flows for the years ended March 31, 2015, 2014 and 2013 and (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2015

		As of March 31, 2015		As of December 31, 2014
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnership	Land	Building and Equipment	Accumulated Depreciation	Net Book Value

HOI Limited Partnership of Lenoir (1)	Lenoir, North Carolina	$198,000	$198,000	$239,000	$173,000	$1,029,000	$642,000	$560,000

Laurel Creek Apartments (1)	San Luis Obispo, California	1,030,000	1,030,000	-	275,000	1,953,000	1,424,000	804,000

Sandpiper Square, a Limited Partnership (2)	Aulander, North Carolina	N/A	N/A	863,000	34,000	1,294,000	653,000	675,000

Total		$1,228,000	$1,228,000	$1,102,000	$482,000	$4,276,000	$2,719,000	$2,039,000

(1)	The Local Limited Partnership was identified for sale as of March 31, 2014.

(2)	The Local Limited Partnership was disposed of subsequent to December 31, 2014, but prior to March 31, 2015.

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2015

	For the Year Ended December 31, 2014
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Estimated Useful Life (Years)

HOI Limited Partnership Of Lenoir (1)	$204,000	$44,000	40

Laurel Creek Apartments (1)	239,000	(20,000)	27.5
Sandpiper Square, a Limited Partnership (2)	132,000	(11,000)	35

Total	$575,000	$13,000

(1)	The Local Limited Partnership was identified for sale as of March 31, 2015.

(2)	The Local Limited Partnership was disposed of subsequent to December 31, 2014, but prior to March 31, 2015.

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

WNC Housing Tax Credit Fund IV, L.P., Series 1
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2013

	For the Year Ended December 31, 2012
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Estimated Useful Life (Years)

HOI Limited Partnership Of Lenoir (1)	$196,000	$10,000	40

Laurel Creek Apartments (1)	238,000	56,000	27.5

Mt. Graham Housing, Ltd. (1)	228,000	(27,000)	27.5

Regency Court Apartments, L.P. (2)	836,000	(65,000)	40

Sandpiper Square, a Limited Partnership (1)	129,000	(7,000)	35

Seneca Falls East Apartments Company II, L.P. (2)	191,000	(12,000)	40

Yantis Housing, Ltd. (1)	95,000	(48,000)	40

Total	$1,913,000	$(93,000)

(1)	The Local Limited Partnership was identified for sale as of March 31, 2013.

(2)	The Local Limited Partnership was sold subsequent to December 31, 2012, but prior to March 31, 2013.

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

Date: June 17, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:           /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:           June 17, 2015

By:           /s/ Melanie R. Wenk
Melanie R. Wenk,
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:           June 17, 2015

By:           /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date:           June 17, 2015

By:           /s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:           June 17, 2015