Form 10-Q
period 2015-06-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2015-08-12
CIK 913496

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes __X__No ______

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes _X__No _____

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
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2015 and March 31, 2015	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2015 and 2014	4

	Condensed Statement of Partners' Equity (Deficit)
	For the Three Months Ended June 30, 2015	5

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2015 and 2014	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended June 30, 2015

	June 30, 2015	March 31, 2015

ASSETS

Cash and cash equivalents	$129,677	$180,631
Investments in Local Limited Partnerships, net (Notes 2)	-	-
Other assets	76,268	57,286

Total Assets	$205,945	$237,917

LIABILITIES AND PARTNERS' EQUITY ( DEFICIT)

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$29,643	$46,708

Total Liabilities	29,643	46,708

Partners’ Equity (Deficit):
General Partner	(98,827)	(92,261)
Limited Partners (10,000 Partnership Units authorized;
9,936 and 9,939 Partnership Units, respectively, issued and outstanding)	275,129	283,470

Total Partners’ Equity (Deficit)	176,302	191,209

Total Liabilities and Partners’ Equity (Deficit)	$205,945	$237,917

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2015 and 2014
(Unaudited)

	2015	2014
	Three Months	Three Months

Operating income:
Reporting fees	$1,000	$10,951
Distribution income	637	-

Total operating income	1,637	10,951

Operating expenses:
Asset management fees (Note 3)	3,359	5,797
Legal and accounting fees	4,458	108
Professional services	325	1,166
Other	1,931	-

Total operating expenses	10,073	7,071

Income (loss) from operations	(8,436)	3,880

Interest income	11	17

Net income (loss)	$(8,425)	$3,897

Net income (loss) allocated to:
General Partner	$(84)	$39

Limited Partners	$(8,341)	$3,858

Net income (loss) per Partnership Unit	$(1)	$-

Outstanding weighted Partnership Units	9,936	9,939

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2015 and 2014
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2015	$(92,261)	$283,470	$191,209

Net loss	(84)	(8,341)	(8,425)

Return of capital (Note 4)	(6,482)	-	(6,482)

Partners’ equity (deficit) at June 30, 2015	$(98,827)	$275,129	$176,302

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2015 and 2014
(Unaudited)

	2015	2014

Cash flows from operating activities:
Net income (loss)	$(8,425)	$3,897
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Increase in other assets	(18,982)	(344)
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	(17,065)	(5,832)

Net cash used in operating activities	(44,472)	(2,279)

Cash flows from financing activities:
Return of capital	(6,482)	-

Net cash used in financing activities:	(6,482)	-

Net decrease in cash and cash equivalents	(50,954)	(2,279)

Cash and cash equivalents, beginning of period	180,631	227,091

Cash and cash equivalents, end of period	$129,677	$224,812

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2015.

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

The partnership agreement authorized the sale of up to 10,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit.  The offering of Partnership Units had concluded in July 1994, at which time 10,000 Partnership Units representing subscriptions in the amount of $10,000,000 had been accepted.  As of June 30, 2015 and March 31, 2015, a total of 9,936 and 9,939 Partnership Units, respectively, remain outstanding.  The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership.  The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2015.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of March 31, 2015, the Partnership sold its Local Limited Partnership Interest in Beckwood Manor Seven, L.P., Alpine Manor, L.P., Briscoe Manor, Fawn Haven, L.P., Fort Stockton Manor, Pampa Manor Apartments, Vernon Manor Apartments, Baycity Village Apartments, L.P., Madisonville Manor, L.P., Northside Plaza Apartments, L.P., Evergreen Four, L.P., Waterford Place, L.P., Hidden Valley, L.P., Seneca Falls East Apartment Company II, L.P., Indian Creek L.P., Regency Court Apartments, L.P, Yantis Housing, Ltd., Mt. Graham, Ltd, and Sandpiper Square L.P.  Each of the Local Limited Partnerships had completed its Compliance Period.

As of June 30, 2015, the Partnership has identified two Local Limited Partnerships for possible disposition as listed in the table below.  Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees.  Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses.  No distributions will be made to the Limited Partners.  The Compliance Period for all Local Limited Partnership has expired so there is no risk of tax credit recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/14	Appraisal Value	Estimated Sales Price	Estimated Sales Related Expenses
HOI Limited Partnership of Lenoir	239,502	635,000	**	25,545
Laurel Creek Apartments	-	1,500,000	**	50,723

** Purchase price is still under negotiation

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2015 and 2014 has been recorded by the Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2015 and March 31, 2015, the Partnership had $129,677 and 180,631 in cash and cash equivalents, respectively.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns.  The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2012  remain open.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2015 and March 31, 2015, the Partnership owns limited partnership interests in 2 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 58 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2015 and 2014 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2015	2014

Revenues	$112,000	$210,000

Expenses:
Interest expense	3,000	9,000
Depreciation and amortization	25,000	55,000
Operating expenses	78,000	124,000
Total expenses	106,000	188,000

Net income	$6,000	$22,000
Net income allocable to the Partnership	$6,000	$22,000
Net income recorded by the Partnership	$-	$-

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain operations of such Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

a)
An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the limited Partnerships, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $3,359 and $5,797 were incurred during the three months ended June 30, 2015 and 2014, respectively. The Partnership paid $8,518 and $0 to the General Partner and or its affiliates during the three months ended June 30, 2015 and 2014, respectively.

b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $37,601 and $13,247 during the three months ended June 30, 2015 and 2014, respectively

c)
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

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2015	March 31, 2015

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$22,025	$33,931
Asset management fee payable	7,618	12,777

Total	$29,643	$46,708

NOTE 4 – RETURN OF CAPITAL

During prior years, the Partnership was relieved of debt which was owed to the General Partner or an affiliate.  The debt was a result of advances that had previously been made to the Partnership by the General Partner or an affiliate to aid the Partnership in providing funding to several Local Limited Partnerships which were experiencing operational issues.  During the three months ended June 30, 2015, $6,482 was reimbursed to the General Partner for repayment of the previously written off amounts, the repayment was a result of the sale proceeds that resulted from the disposition of one of the Local Limited Partnerships during the previous period.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2015 and 2014, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2015 consisted of $130,000 in cash and cash equivalents and other assets of $76,000.  Liabilities at June 30, 2015 consisted of $30,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014. The Partnership’s net loss for the three months ended June 30, 2015 was $8,000, reflecting a decrease of $12,000 from the $4,000 net income for the three months ended June 30, 2014. Legal and accounting expenses increased by $4,000 for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to the timing of the accounting work performed. Professional services decreased by $1,000 during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to the timing of the consulting work performed. Asset management fees decreased by $3,000 during the three months ended June 30, 2015. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. For the three months ended June 30, 2015, there was a $10,000 decrease in reporting fees and a $1,000 increase in distribution income. Reporting fees and distribution income fluctuate each period due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Liquidity and Capital Resources

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014. The net decrease in cash during the three months ended June 30, 2015 was $51,000 compared to a $2,000 net decrease in cash for the three months ended June 30, 2014. The Partnership reimbursed $38,000 of operating advances to the General Partner or an affiliate during the three months ended June 30, 2015 compared to $13,000 reimbursed during the three months ended June 30, 2014. In addition, the Partnership paid $6,000 of disposition proceeds to the General Partner for advances previously forgiven.   For the three months ended June 30, 2015, the Partnership reimbursed the General Partner or an affiliate for accrued asset management fees $9,000. No such payments were made during the three months ended June 30, 2014. The reimbursement of operating are paid after management reviews the cash position of the Partnership.  During the three months ended June 30, 2015 the Partnership received $10,000 less in reporting fees and $1,000 more in distribution income as discussed above.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

During the three months ended June 30, 2015, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by $(17,000). The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

32.2 Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2015 and March 31, 2015, (ii) the Condensed Statements of Operations for the three month periods ended June 30, 2015 and June 30, 2014, (iii) the Condensed Statement of Partners’ Equity (Deficit) for the three months ended June 30, 2015, (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2015 and June 30, 2014 and (v) the Notes to Condensed Financial Statements.

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

Date:  August 12, 2015

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date:  August 12, 2015