Form 10-Q
period 2015-09-30
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2015-11-06
CIK 913496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
 (A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2015

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2015	March 31, 2015

ASSETS

Cash and cash equivalents	$90,164	$180,631
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	108,679	57,286

Total Assets	$198,843	$237,917

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$45,947	$46,708
Total Liabilities	45,947	46,708

Partners’ Equity (Deficit):
General Partner	(99,061)	(92,261)
Limited Partners (10,000 Partnership Units authorized;
9,936 and 9,939 Partnership Units, respectively, issued and outstanding)	251,957	283,470

Total Partners’ Equity (Deficit)	152,896	191,209

Total Liabilities and Partners’ Equity (Deficit)	$198,843	$237,917

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2015 and 2014
(Unaudited)

	2015		2014
	Three Months	Six Months	Three Months	Six Months
Operating income:
Reporting fees	$-	$1,000	$-	$10,951
Distribution income	-	637	-	-

Total operating income	-	1,637	-	10,951

Operating expenses:
Asset management fees (Note 3)	3,359	6,718	4,259	10,056
Legal and accounting fees	17,722	22,180	17,700	17,700
Professional services	1,285	1,610	4,008	5,174
Write off of other assets	297	297	885	993
Other	750	2,681	990	990

Total operating expenses	23,413	33,486	27,842	34,913

Loss from operations	(23,413)	(31,849)	(27,842)	(23,962)

Gain on sale of
Local Limited Partnerships	-	-	22,597	22,597

Interest income	7	18	16	33

Net loss	$(23,406)	$(31,831)	$(5,229)	$(1,332)

Net loss allocated to:
General Partner	$(234)	$(318)	$(52)	$(13)

Limited Partners	$(23,172)	$(31,513)	$(5,177)	$(1,319)

Net loss per Partnership Unit	$(2)	$(3)	$(1)	$-

Outstanding weighted Partnership Units	9,936	9,936	9,939	9,939

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)
For the Six Months Ended September 30, 2015
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2015	$(92,261)	$283,470	$191,209

Net loss	(318)	(31,513)	(31,831)

Return of capital (Note 4)	(6,482)	-	(6,482)

Partners’ equity (deficit) at September 30, 2015	$(99,061)	$251,957	$152,896

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2015 and 2014
(Unaudited)

	2015	2014

Cash flows from operating activities:
Net loss	$(31,831)	$(1,332)
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in other assets	(51,393)	1,098
Decrease in accrued fees and expenses due to
General Partner and affiliates	(761)	(1,636)
Gain on sale of Local Limited Partnerships	-	(22,597)

Net cash used in operating activities	(83,985)	(24,467)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	-	22,597

Net cash provided by investing activities	-	22,597

Cash flows from financing activities:
Return of capital	(6,482)	(20,868)

Net cash used in financing activities:	(6,482)	(20,868)

Net decrease in cash and cash equivalents	(90,467)	(22,738)

Cash and cash equivalents, beginning of period	180,631	277,091

Cash and cash equivalents, end of period	$90,164	$204,353

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2015.

Organization

WNC Housing Tax Credit Fund IV, L.P., Series 1 (the “Partnership”) is a California Limited Partnership formed under the laws of the State of California on May 4, 1993 and commenced operations on October 20, 1993. The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating, and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

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

The partnership agreement authorized the sale of up to 10,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units had concluded in July 1994, at which time 10,000 Partnership Units representing subscriptions in the amount of $10,000,000 had been accepted. As of September 30, 2015 and March 31, 2015, a total of 9,936 and 9,939 Partnership Units, respectively, remain outstanding. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2015
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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2015
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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2015.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of March 31, 2015, the Partnership sold its Local Limited Partnership Interest in Beckwood Manor Seven, L.P., Alpine Manor, L.P., Briscoe Manor, Fawn Haven, L.P., Fort Stockton Manor, Pampa Manor Apartments, Vernon Manor Apartments, Baycity Village Apartments, L.P., Madisonville Manor, L.P., Northside Plaza Apartments, L.P., Evergreen Four, L.P., Waterford Place, L.P., Hidden Valley, L.P., Seneca Falls East Apartment Company II, L.P., Indian Creek L.P., Regency Court Apartments, L.P., Yantis Housing, Ltd., Mt. Graham Ltd. and Sandpiper Square, L.P. Each of the Local Limited Partnerships had completed its Compliance Period.

As of September 30, 2015, the Partnership has identified two Local Limited Partnerships for possible disposition as listed in the table below. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners. The Compliance Period for all Local Limited Partnership has expired so there is no risk of tax credit recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/14	Appraisal Value	Estimated Sales Price	Estimated Sales Related Expenses

HOI Limited Partnership of Lenoir**	$239,502	$155,000	$43,560	$48,371

Laurel Creek Apartments	-	820,000	*	60,308

* Purchase price is still under negotiation
** Sold subsequent to September 30, 2015 (Note 5)

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2015
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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2015 and 2014 has been recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2015
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2015 and March 31, 2015, the Partnership had $90,164 and $180,631 in cash and cash equivalents, respectively.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2015
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2015 and March 31, 2015, the Partnership owns limited partnership interests in 2 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 58 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2015 and 2014 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested in is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2015	2014

Revenues	$224,000	$357,000

Expenses
Interest expense	7,000	12,000
Depreciation and amortization	50,000	89,000
Operating expenses	155,000	208,000
Total expenses	212,000	309,000

Net income	$12,000	$48,000
Net income allocable to the Partnership	$12,000	$48,000
Net income recorded by the Partnership	$-	$-

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain operations of such Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2015
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the limited Partnerships, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $6,718 and $10,056 were incurred during the six months ended September 30, 2015 and 2014, respectively. The Partnership paid the General Partner and or its affiliates $8,518 and $6,132 of those fees during the six months ended September 30, 2015 and 2014, respectively.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $77,121 and $38,722 during the six months ended September 30, 2015 and 2014, respectively.

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

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2015	March 31, 2015

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$34,970	$33,931
Asset management fee payable	10,977	12,777

Total	$45,947	$46,708

NOTE 4 – RETURN OF CAPITAL

During prior years, the Partnership was relieved of debt which was owed to the General Partner or an affiliate. The debt was a result of advances that had previously been made to the Partnership by the General Partner or an affiliate to aid the Partnership in providing funding to several Local Limited Partnerships which were experiencing operational issues. During the six months ended September 30, 2015, $6,482 was reimbursed to the General Partner for repayment of the previously written off amounts. The repayment was a result of sale proceeds received from the disposition of one of the Local Limited Partnerships.

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to September 30, 2015, the Partnership sold its Local Limited Partnership interest in HOI Limited Partnership of Lenoir, LP (“Lenoir”) for $43,560. Lenoir was appraised for $155,000, and had a mortgage note balance of  $239,502 as of December 31, 2014. The Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. The Partnership incurred $48,371 in sales related expenses, which were netted against the proceeds from the sale in calculating the loss on sale. The investment balance was zero at the time of the sale of the Local Limited Partnership; therefore a loss of $4,811 will be recorded during the period. The Compliance Period for Lenoir has expired so there is no risk of tax credit recapture to the investors.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2015 and 2014, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2015 consisted of $90,000 in cash and cash equivalents and $109,000 in other assets. Liabilities at September 30, 2015 consisted of $46,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014. The Partnership’s net loss for the three months ended September 30, 2015 was $23,000, reflecting an increase of $18,000 from the $5,000 net loss for the three months ended September 30, 2014. The change is partially due to a $23,000 decrease in gain on sale during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The gain on sale of Local Limited Partnerships will vary from period to period depending on the values and sales prices of the Housing Complexes that have been identified for disposition and the closing dates of such transactions. Asset management fees decreased by $1,000 during the three months ended September 30, 2015. These fees are calculated based on the value of the invested assets, which decreased due to the sale of Local Limited Partnerships. Professional service fees decreased by $3,000 for the three months ended September 30, 2015 due to the decrease in outsourcing of data entry compared to the three months ended September 30, 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2015 Compared to the Six Months Ended September 30, 2014. The Partnership’s net loss for the six months ended September 30, 2015 was $32,000, reflecting an increase of $31,000 from the $1,000 net loss for the six months ended September 30, 2014. The change was partially due to a $23,000 decrease in gain on sale of Local Limited Partnerships during the six months ended September 30, 2015 compared to the six months ended September 30, 2014. The gain on sale of Local Limited Partnerships will vary from period to period depending on the values and sales prices of the Housing Complexes that have been identified for disposition and the closing dates of such transactions. Legal and accounting fees increased by $4,000 for the six months ended September 30, 2015 compared to the six months ended September 30, 2014 due to the timing of the accounting work performed. Professional services decreased by $4,000 during the six months ended September 30, 2015 compared to the six months ended September 30, 2014, as discussed above. There was a $1,000 decrease in write off of other assets for the six months ended September 30, 2015 compared to the six months ended September 30, 2014. Capitalized assets from the potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties. Asset management fees decreased by $3,000 during the six months ended September 30, 2015 compared to the six months ended September 30, 2014. These fees are calculated based on the value of the invested assets, which decreased due to the sale of Local Limited Partnerships. During the six months ended September 30, 2015, there was a $10,000 decrease in reporting fees and a $1,000 increase in distribution income. Reporting fees and distributions fluctuate each period due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Liquidity and Capital Resources

Six Months Ended September 30, 2015 Compared to Six Months Ended September 30, 2014. The net decrease in cash and cash equivalents during the six months ended September 30, 2015 was $90,000 compared to a $23,000 decrease in cash and cash equivalents for the six months ended September 30, 2014. During the six months ended September 30, 2014 the Partnership received $23,000 in net proceeds from the disposition of Local Limited Partnerships compared to no proceeds received during the six months ended September 30, 2015. The net proceeds received from the sale of Local Limited Partnerships will vary from period to period depending on the values and sales prices of the Housing Complexes that have been identified for disposition and the closing dates of such transactions. During the six months ended September 30, 2015 the Partnership reimbursed $77,000 of operating advances to the General Partner or an affiliate compared to $39,000 reimbursed during the six months ended September 30, 2014. Additionally, during the six months ended September 30, 2015 the Partnership paid $9,000 of accrued asset management fees compared to $6,000 paid during the six months ended September 30, 2014. Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fees and operating expenses reimbursements will be paid to the General Partner or affiliates. During the six months ended September 30, 2015, the Partnership paid $6,000 of disposition proceeds to the General Partner for advances previously forgiven compared to $21,000 paid during the six months ended September 30, 2014. The repayment of advances previously forgiven varies from period to period depending on the amount of sale proceeds received from the dispositions of the Local Limited Partnership, which also fluctuate between periods as discussed above. During the six months ended September 30, 2015 the Partnership received $10,000 less in reporting fees and $1,000 more in distribution income as discussed above.

During the six months ended September 30, 2015, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by $1,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

Recent Accounting Changes

In January 2014, the FASB issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognize the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The adoption of this update is not expected to materially affect the Partnership’s financial statements.

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

 (b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2015 and March 31, 2015, (ii) the Condensed Statements of Operations for the three and six months ended September 30, 2015 and September 30, 2014, (iii) the Condensed Statement of Partners’ Equity (Deficit) for the six months ended September 30, 2015, (iv) the Condensed Statements of Cash Flows for the six months ended September 30, 2015 and September 30, 2014 and (v) the Notes to Condensed Financial Statements.

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

Date: November 5, 2015

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 5, 2015