Form 10-Q
period 2015-12-31
WNC HOUSING TAX CREDIT FUND IV L P SERIES 1
filed 2016-02-11
CIK 913496

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

OR

*  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 000-26048

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended December 31, 2015

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2015	March 31, 2015
ASSETS

Cash and cash equivalents	$91,079	$180,631
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	35,581	57,286
Total Assets	$126,660	$237,917

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$30,048	$46,708
Total Liabilities	30,048	46,708

Partners’ Equity (Deficit):
General Partner	(99,624)	(92,261)
Limited Partners (10,000 Partnership Units authorized;
9,936 and 9,939 Partnership Units, respectively, issued and outstanding)	196,236	283,470

Total Partners’ Equity (Deficit)	96,612	191,209

Total Liabilities and Partners’ Equity (Deficit)	$126,660	$237,917

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2015 and 2014
(Unaudited)

	2015		2014
	Three Months	Nine Months	Three Months	Nine Months
Operating income:
Reporting fees	$-	$1,000	$-	$10,951
Distribution income	-	637	-	-

Total operating income	-	1,637	-	10,951

Operating expenses:
Asset management fees (Note 3)	2,701	9,419	4,259	14,315
Legal and accounting fees	4,100	26,280	1,700	19,400
Professional services	825	2,435	1,250	6,424
Write off of other assets	25,377	25,674	40	1,033
Other	13,133	15,814	449	1,439

Total operating expenses	46,136	79,622	7,698	42,611

Loss from operations	(46,136)	(77,985)	(7,698)	(31,660)

Gain (loss) on sale of Local
Limited Partnerships (Note 2)	(10,154)	(10,154)	-	22,597

Interest income	6	24	16	49

Net loss	$(56,284)	$(88,115)	$(7,682)	$(9,014)

Net loss allocated to:
General Partner	$(563)	$(881)	$(77)	$(90)

Limited Partners	$(55,721)	$(87,234)	$(7,605)	$(8,924)

Net loss per Partnership Unit	$(6)	$(9)	$(1)	$(1)

Outstanding weighted Partnership Units	9,936	9,936	9,939	9,939

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2015
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2015	$(92,261)	$283,470	$191,209

Net loss	(881)	(87,234)	(88,115)

Return of capital (Note 4)	(6,482)	-	(6,482)

Partners’ equity (deficit) at December 31, 2015	$(99,624)	$196,236	$96,612

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2015 and 2014
(Unaudited)

	2015	2014

Cash flows from operating activities:
Net loss	$(88,115)	$(9,014)
Adjustments to reconcile net loss to net
cash used in operating activities:
(Increase) decrease in other assets	21,705	(24,445)
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	(16,660)	31,605
(Gain) loss on sale of Local Limited Partnerships	10,154	(22,597)

Net cash used in operating activities	(72,916)	(24,451)

Cash flows from investing activities:
Net proceeds (payments) made on sale of Local Limited Partnerships	(10,154)	22,597

Net cash provided by (used in) investing activities	(10,154)	22,597

Cash flows from financing activities:
Return of capital	(6,482)	(20,868)

Net cash used in financing activities:	(6,482)	(20,868)

Net decrease in cash and cash equivalents	(89,552)	(22,722)

Cash and cash equivalents, beginning of period	180,631	227,091

Cash and cash equivalents, end of period	$91,079	$204,369

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2015.

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

The partnership agreement authorized the sale of up to 10,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units had concluded in July 1994, at which time 10,000 Partnership Units representing subscriptions in the amount of $10,000,000 had been accepted. As of December 31, 2015 and March 31, 2015, a total of 9,936 and 9,939 Partnership units, respectively, remain outstanding. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The proceeds from the disposition of any of the Local Limited Partnership’s Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding reserves, equal to their capital contributions and their return on investment as defined in the Partnership Agreement and the General Partner would then be entitled to receive proceeds equal to its capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2015
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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General
Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2015.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of March 31, 2015, the Partnership sold its Local Limited Partnership Interest in Beckwood Manor Seven, L.P., Alpine Manor, L.P., Briscoe Manor, Evergreen Four, L.P., Fawn Haven, L.P., Indian Creek, L.P., Fort Stockton Manor, Hidden Valley, L.P., Pampa Manor Apartments, Vernon Manor Apartments, Baycity Village Apartments, L.P., Madisonville Manor, L.P., Northside Plaza Apartments, L.P., Waterford Place, L.P., Seneca Falls East Apartment Company II, L.P., Regency Court Apartments, L.P., Yantis Housing, Ltd., Mt. Graham, Ltd., and Sandpiper Square, L.P. Each of the Local Limited Partnerships had completed its Compliance Period.

During the nine months ended December 31, 2015, the Local Limited Partnership interest in HOI Limited Partnership of Lenoir (“HOI Lenoir”) was sold for $43,560. HOI Lenoir was appraised for $155,000 and had a mortgage note balance of $239,502 as of December 31, 2014. The sale proceeds of $43,560 were placed in the Partnership’s reserves for future operating expenses. The Partnership incurred $53,714 in sales related expenses which were netted against the proceeds from the sale in calculating the loss on the sale. The Partnership’s investment balance is zero; therefore a loss of $10,154 was recorded during the period. The Compliance Period for HOI Lenoir has been completed; therefore there is no risk of tax credit recapture to the investors.

During the nine months ended December 31, 2015, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission (“SEC”) regarding the proposed disposition of the Partnership’s final Local Limited Partnership Interest, Laurel Creek Apartments.  Definitive materials were filed with the SEC on December 15, 2015.  The Partnership received the majority vote in favor of the disposition.  While attempts are being made to dispose of the final Local Limited Partnership Interest and eventually wind-up the Partnership, liquidation of the Partnership was not imminent as of December 31, 2015.

Upon the sale Laurel Creek Apartments, which is the last remaining Local Limited Partnership, any cash remaining after all Partnership debts are paid would then be distributed to the Limited Partners. The Compliance Period for Laurel Creek Apartments has expired so there is no risk of tax credit recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/14	Appraisal Value	Estimated Sales Price	Estimated Sales Related Expenses
Laurel Creek Apartments	-	$820,000	$887,000	35,581

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2015
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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2015 and 2014 has been recorded by the Partnership. Management’s estimate for the three and nine month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2015
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2015 and March 31, 2015, the Partnership had cash and cash equivalents of $91,079 and $180,631 respectively.

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

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2015
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2015 and March 31, 2015, the Partnership owns limited partnership interests in 1 and 2 Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate of 24 and 58 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the nine months ended December 31, 2015 and 2014 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2015	2014

Revenues	$284,000	$504,000

Expenses
Interest expense	7,000	15,000
Depreciation and amortization	68,000	123,000
Operating expenses	202,000	294,000
Total expenses	277,000	432,000

Net income	$7,000	$72,000
Net income allocable to the Partnership	$7,000	$72,000
Net income recorded by the Partnership	$-	$-

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain operations of such Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2015
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the limited Partnerships, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $9,419 and $14,315 were incurred during the nine months ended December 31, 2015 and 2014, respectively. The Partnership paid the General Partner and or its affiliates $8,518 and $6,132 of those fees during the nine months ended December 31, 2015 and 2014, respectively.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $119,772 and $38,722 during the nine months ended December 31, 2015 and 2014, respectively.

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

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2015	March 31, 2015

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$16,370	$33,931
Asset management fee payable	13,678	12,777

Total	$30,048	$46,708

NOTE 4 – RETURN OF CAPITAL

During prior years, the Partnership was relieved of debt which was owed to the General Partner or an affiliate. The debt was a result of advances that had previously been made to the Partnership by the General Partner or an affiliate to aid the Partnership in providing funding to several Local Limited Partnerships which were experiencing operational issues. During the nine months ended December 31, 2015, $6,482 was reimbursed to the General Partner for repayment of the previously written off amounts. The repayment was a result of the sale proceeds that resulted from the disposition of one of the Local Limited Partnerships.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2015 and 2014, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2015 consisted of $91,000 in cash and cash equivalents and $36,000 in other assets. The Partnership’s liabilities consisted of $30,000 of accrued fees and expenses due to the General Partner and its affiliates.

Results of Operations

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014. The Partnership’s net loss for the three months ended December 31, 2015 was $56,000 reflecting an increase of $48,000 from the $8,000 net loss for the three months ended December 31, 2014. The increase in net loss was partially due to the increase of $25,000 in write off of other assets for the three months ended December 31, 2015 compared to the three months ended December 31, 2014. Capitalized costs from the potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties. There was also a $13,000 increase in other operating expenses for the three months ended December 31, 2015 compared to the three months ended December 31, 2014.  The change was largely due to the professional services for proxy fulfillment, voting and printing during the three months ended December 31, 2015. Legal and accounting fees increased by $2,000 due to the timing of accounting work performed. Asset management fees decreased by $2,000 for the three months ended December 31, 2015 compared to the three months ended December 31, 2014. The fees are calculated based on the value of the invested assets. As Local Limited Partnerships are sold, the invested assets decrease, thereby decreasing the asset management fees.

Nine Months Ended December 31, 2015 Compared to the Nine Months Ended December 31, 2014. The Partnership’s net loss for the nine months ended December 31, 2015 was $88,000 reflecting an increase of $79,000 from the $9,000 net loss for the nine months ended December 31, 2014. The increase in net loss was partially due to a $10,000 loss on sale of Local Limited Partnerships for the nine months ended December 31, 2015 compared to a gain on sale of $23,000 for the nine months ended December 31, 2014. The gain and loss on sale of Local Limited Partnerships will vary from period to period depending on the values and sales prices of the Housing Complexes that have been identified for disposition and the closing dates of such transactions. Legal and accounting fees increased by $7,000 for the nine months ended December 31, 2015 due to the timing of accounting work performed. The write off of other assets increased by $25,000 for the nine months ended December 31, 2015, as discussed above. There was also an increase of $15,000 of other operating expenses for the nine months ended December 31, 2015 due to proxy related expenses as discussed above. Asset management fees decreased by $5,000 for the nine months ended December 31, 2015 due to the fact that the fees are calculated based on the value of the invested assets, which decreased due to the sale of the Local Limited Partnership Interests. Professional services decreased by $4,000 for the nine months ended December 31, 2015 due to the timing of consulting work performed. During the nine months ended December 31, 2015 the Partnership received $10,000 less in reporting fees and $1,000 more in distribution income. Reporting fees and distribution income can fluctuate from year to year due to the fact that the Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Item 2.                Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Nine Months Ended December 31, 2015 Compared to Nine Months Ended December 31, 2014. The net decrease in cash and cash equivalents during the nine months ended December 31, 2015 was $90,000 compared to a $23,000 decrease in cash and cash equivalents for the nine months ended December 31, 2014. The Partnership paid $10,000 for the disposition of the Local Limited Partnership interest during the nine months ended December 31, 2015 compared to $23,000 of proceeds received during the nine months ended December 31, 2014. During the nine months ended December 31, 2015 the Partnership reimbursed $120,000 of operating expenses paid on its behalf to the General Partner or an affiliate compared to $39,000 reimbursed during the nine months ended December 31, 2014. Additionally, during the nine months ended December 31, 2015 the Partnership paid $9,000 of accrued asset management fees compared to $6,000 paid during the nine months ended December 31, 2014. Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fees and operating expenses reimbursements will be paid to the General Partner or affiliates. During the nine months ended December 31, 2015 the Partnership received $10,000 less in reporting fees and $1,000 more in distribution income as discussed above.

During the nine months ended December 31, 2015, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by $17,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.
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

 (b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2015 and March 31, 2015, (ii) the Condensed Statements of Operations for the three and nine months ended December 31, 2015 and 2014, (iii) the Condensed Statement of Partners’ Equity (Deficit) for the nine months ended December 31, 2015, (iv) the Condensed Statements of Cash Flows for the nine months ended December 31, 2015 and  2014 and (v) the Notes to Condensed Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND IV, L.P., SERIES 1

By:  WNC Tax Credit Partners IV, L.P. General Partner

By:  WNC & ASSOCIATES, INC.  General Partner of WNC Tax Credit Partners IV, L.P.

By: /s/  Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: February 11, 2016

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 11, 2016